Form 10QSB/A
period 1999-12-31
UNITED MANAGEMENT INC
filed 2000-03-03
CIK 1088199

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                  FORM 10-QSB/A

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



                                           UNITED MANAGEMENT, INC.


Date: February 12, 2000                    By: /s/ Christine Cerisse
                                               --------------------------------
                                                   Christine Cerisse, President



                                           By: /s/ Bob Hemmerling
                                               --------------------------------
                                                   Bob Hemmerling, Secretary