Form 10QSB
period 2000-09-30
UNITED MANAGEMENT INC
filed 2000-11-20
CIK 1088199

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period                to
                                 ----------------   ---------------------
            Commission File Number     333-37198
                                       ---------


                         UNITED MANGEMENT, INC.
           ---------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)


               Nevada                                  98-0204736
-----------------------------------          -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
--------------------------------


#676, 141 - 757 West Hastings Street
Vancouver, BC                                             V6C 1A1
-------------------------------------                ----------------------
(Address of principal executive offices)            (Postal or Zip Code)


Issuer's telephone number, including area code:          604-681-7806
                                               ------------------------------

                                       None
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days     [X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 500,000 Shares of $0.0001 par value Common Stock outstanding as of September 30, 2000.

                          PART 1 - FINANCIAL INFORMATION


Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)


                                 FINANCIAL STATEMENTS


                                  SEPTEMBER 30, 2000
                                (Stated in U.S. Dollars)

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                                    BALANCE SHEET
                              (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                     SEPTEMBER 30     JUNE 30
                                                         2000           2000
--------------------------------------------------------------------------------

ASSETS                                                $    -        $    -
--------------------------------------------------------------------------------

LIABILITIES

Current
  Accounts payable and accrued liabilities            $   1,699     $   3,235
  Loans payable                                          10,790          -
                                                     ---------------------------
                                                         12,489         3,235
                                                     ---------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
   100,000,000 common shares, par value
    $0.0001 per share

  Issued and outstanding:
       500,000 common shares                                 50            50

  Additional paid in capital                             15,670        15,670

Deficit                                                 (28,209)      (18,955)
                                                     ---------------------------
                                                        (12,489)       (3,235)
                                                     ---------------------------
                                                      $    -        $    -
--------------------------------------------------------------------------------

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                           STATEMENT OF OPERATIONS AND DEFICIT
                              (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                                   INCEPTION
                                                                  JANUARY 29
                                        THREE MONTHS ENDED          1997 TO
                                           SEPTEMBER 30           SEPTEMBER 30
                                         2000        1999              2000
--------------------------------------------------------------------------------

Expenses
  Office and sundry                   $   2,127    $   2,415          $  8,755
  Professional fees                       7,127        3,487            19,404
  Stock based compensation for
   organizational costs                    -            -                   50
                                      ----------------------------------------

Net Loss For The Period                   9,254        5,902          $ 28,209
                                                                      ========

Deficit, Beginning Of Period             18,955           50

Deficit, End Of Period                $  28,209    $   5,952
------------------------------------------------------------

Net Loss Per Share                    $   (0.02)   $   (0.01)
------------------------------------------------------------

Weighted Average Number Of Shares
 Outstanding                            500,000      500,000
------------------------------------------------------------

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                               STATEMENT OF CASH FLOWS
                               (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                                   INCEPTION
                                                                  JANUARY 29
                                        THREE MONTHS ENDED          1997 TO
                                           SEPTEMBER 30           SEPTEMBER 30
                                         2000        1999              2000
--------------------------------------------------------------------------------

Cash Flow From Operating Activities
  Net loss for the period             $ (9,254)   $ (5,902)         $(28,209)
  Non-cash transactions:
   Stock-based  compensation
    for organizational costs              -           -                   50
   Third party expenses paid by
    affiliate on behalf of the
    Company, recorded as
    additional paid-in capital            -           -               15,670

Adjustments To Reconcile Net
 Loss To  Net Cash Used By
 Operating Activities
  Accounts payable and accrued
   liabilities                          (1,536)      4,214             1,699
  Loans payable                         10,790       1,688            10,790
                                      ----------------------------------------
                                          -           -                 -
                                      ----------------------------------------

Change In Cash                            -           -                 -

Cash, Beginning Of Period                 -           -                 -

Cash, End Of Period                   $   -       $   -             $   -
================================================================================

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                            STATEMENT OF SHAREHOLDERS EQUITY
                               (Stated in U.S. Dollars)

                                                              ADDITIONAL
                                                               PAID-IN
                                       SHARES       AMOUNT     CAPITAL     DEFICIT     TOTAL
                                       -------------------------------------------------------------
Shares Issued For Cash At $0.0001      500,000     $     50   $      -     $     (50)    $     -
                                       -------------------------------------------------------------

Balance, June 30, 1997 And 1998        500,000           50          -           (50)          -

Loss For The Year                         -            -             -        (1,973)        (1,973)
                                       -------------------------------------------------------------

Balance, June 30, 1999                 500,000           50          -        (2,023)        (1,973)

Third Party Expenses Paid By
 Affiliate On Behalf Of The Company,
 Recorded As Additional Paid-In
 Capital                                    -          -           15,670       -            15,670

Loss For The Year                           -          -             -       (16,932)       (16,932)
                                       -------------------------------------------------------------

Balance, June 30, 2000                 500,000           50        15,670    (18,955)        (3,235)

Loss For The Period                       -            -             -        (9,254)        (9,254)
                                       -------------------------------------------------------------

Balance, September 30, 2000            500,000     $     50   $    15,670  $ (28,209)    $(  12,489)
                                       =============================================================

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                              NOTES TO FINANCIAL STATEMENTS
                               (Stated in U.S. Dollars)

1.     BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2000 audited financial statements and notes thereto.


2.     NATURE OF OPERATIONS

a)     Organization

The Company was incorporated in the State of Nevada, U.S.A. on January 29, 1997.

b)     Development Stage Activities

The Company has been in the development stage since inception and has no operations to date.


3.     SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Development Stage Company

The Company is a developed stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                              NOTES TO FINANCIAL STATEMENTS
                               (Stated in U.S. Dollars)


3.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)     Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

c)     Financial Instruments

The Company's financial instruments consist of accounts payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

d)     Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.


4.     NEW ACCOUNTING STANDARDS

a) Effective December 15, 1995, Statement of Financial Accounting Standards No. 123 ("SFAS-123") "Accounting for Stock-based Compensation" was adopted for United States GAAP purposes. SFAS-123 enables a company to elect to adopt a fair value methodology for accounting for stock based compensation. The Company has determined that the fair value of stock options is similar to the issue price at the time of granting. The Company does not expect to elect to adopt the fair value methodology, although the pro forma results of operations and earnings per share determined as if the fair value methodology had been applied will be disclosed as required under SFAS-123 in future years.

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                              NOTES TO FINANCIAL STATEMENTS
                               (Stated in U.S. Dollars)


4.     NEW ACCOUNTING STANDARDS (Continued)

b) In March, 1995, Statement of Financial Accounting Standards No. 121 (SFAS-121) "Accounting for Impairment of long-lived assets and for long-lived assets to be disposed of" was issued. Certain long-lived assets held by the Company must be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined. The Company has adopted these standards. There was no material effect on its financial position or results of operations of the Company from its adoption.

Item 2.     Management's Discussion and Analysis or Plan of Operations

We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. As soon as this registration statements becomes effective under Section 12 of the '34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this registration statement.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing how the transaction is structured, the Company's Board of Directors expects that it will provide our shareholders with complete disclosure documentation concerning a potential business opportunity, and the structure of the proposed business combination prior to consummation. Disclosure is expected to be in the form of a proxy or information statement, in addition to the post-effective amendment.

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

We have no full time employees. Our President and Secretary have agreed to allocate a portion of their time to our activities, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately five (5) hours each per month to our business affairs and, consequently, conflicts of interest may arise with respect to their limited time commitment. We do not expect any significant changes in the number of employees. See "Management".

Item 2.     Management's Discussion and Analysis or Plan of Operations
            (Continued)

Our officers and directors may become involved with other companies who have a business purpose similar to ours. As a result, potential conflicts of interest may arise in the future. If a conflict does arise and an officer or director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "blank check" company they are affiliated with, they will disclose the opportunity to all the companies. If a situation arises where more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge with or acquire the target company, the company that first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction. See "Risk Factors - Affiliation With Other "Blank Check" Companies".

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

Item 2.     Management's Discussion and Analysis or Plan of Operations
            (Continued)

We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct a public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, 10-Q's or 10-QSB's, agreements and related reports and documents. The '34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the '34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider:

-     the available technical, financial and managerial resources;
-     working capital and other financial requirements;
-     history of operations, if any;
-     prospects for the future;
-     nature of present and expected competition;
- the quality and experience of management services that may be available, and the depth of that management;
-     the potential for further research, development, or exploration;
- specific risk factors not now foreseeable but could be anticipated to impact our proposed activities;
-     the potential for growth or expansion;
-     the potential for profit;
- the perceived public recognition of acceptance of products, services, or trades;
-     name identification; and
-     other relevant factors.

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

Item 2.     Management's Discussion and Analysis or Plan of Operations
            (Continued)

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

We anticipate that we will incur nominal expenses in the implementation of its business plan. Because we have no capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans, for a minimum of twelve months from the date of this registration statement. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with us that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required to reconsider its business strategy, which could result in our dissolution.

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

Item 2.     Management's Discussion and Analysis or Plan of Operations
            (Continued)

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

As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the '34 Act. Included in these requirements is our affirmative duty to file with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable) and quarterly reports on Form 10-Q (10-QSB, as applicable). If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Item 2.     Management's Discussion and Analysis or Plan of Operations
            (Continued)

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

                            PART 2 - OTHER INFORMATION


Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a) None
            (b) Reports on Form 8-K  - None

SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED MANAGEMENT, INC.



Date:  November 20, 2000
     ---------------------------------



By:             /s/ Christine Cerisse
         -----------------------------------------
         CHRISTINE CERISSE, Director and President