Form 10QSB
period 2000-12-31
UNITED MANAGEMENT INC
filed 2001-02-12
CIK 1088199

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended December 31, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period                to
                                 ----------------   ---------------------
            Commission File Number     333-37198
                                       ---------


                         UNITED MANGEMENT, INC.
           ---------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)


               Nevada                                  98-0204736
-----------------------------------          -----------------------------------
(State or other jurisdiction of            b  (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
--------------------------------


#106, 1460 Pandosy Street
Kelowna, BC                                             V1Y 1P3
-------------------------------------                ----------------------
(Address of principal executive offices)            (Postal or Zip Code)


Issuer's telephone number, including area code:          250-868-8445
                                                         ------------

                                       None
           --------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days     [X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 788,420 Shares of $0.0001 par value Common Stock outstanding as of December 31, 2000.

                       PART 1 - FINANCIAL INFORMATION


Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                           UNITED MANAGEMENT, INC.
                       (A Development Stage Company)


                            FINANCIAL STATEMENTS


                             DECEMBER 31, 2000
                          (Stated in U.S. Dollars)

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                                    BALANCE SHEET
                              (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                     DECEMBER 31      JUNE 30
                                                         2000           2000
--------------------------------------------------------------------------------

ASSETS

Restricted Cash(Note 4)                               $ 115,368     $     -
--------------------------------------------------------------------------------

LIABILITIES

Current
  Accounts payable and accrued liabilities            $  23,504     $   3,235
  Loans payable                                          13,106            -
                                                     ---------------------------
                                                         36,610         3,235
                                                     ---------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
   100,000,000 common shares, par value
    $0.0001 per share

  Issued and outstanding:
       788,420 common shares at
          December 31, 2000 and
       500,000 common shares at June 30, 2000                79            50

  Additional paid in capital                            131,009        15,670

Deficit                                                 (52,330)      (18,955)
                                                     ---------------------------
                                                        (78,758)       (3,235)
                                                     ---------------------------
                                                      $ 115,368     $      -
--------------------------------------------------------------------------------

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                           STATEMENT OF OPERATIONS AND DEFICIT
                              (Stated in U.S. Dollars)



---------------------------------------------------------------------------------------------------------
                                                                                           INCEPTION
                                                                                           JANUARY 29
                                        THREE MONTHS ENDED         SIX MONTHS ENDED          1997 TO
                                           DECEMBER 31                DECEMBER 31         DECEMBER 31
                                         2000        1999          2000        1999           2000
---------------------------------------------------------------------------------------------------------
Expenses
  Office and sundry                   $  2,315    $    677       $  4,443   $  3,092      $  11,070
  Professional fees                     21,806       1,758         28,932      5,245         41,210
  Stock based compensation for
   organizational costs                    -           -              -          -               50
                                      ------------------------------------------------------------------

Net Loss For The Period                 24,121       2,435         33,375      8,337      $  52,330
                                                                                          ==============

Deficit, Beginning Of Period            28,209       5,952         18,955         50
                                      -----------------------------------------------

Deficit, End Of Period                $ 52,330    $  8,387       $ 52,330   $  8,387
=====================================================================================

Net Loss Per Share                    $  (0.04)   $  (0.01)      $  (0.06)  $  (0.01)
=====================================================================================

Weighted Average Number Of Shares
 Outstanding                           597,185     500,000        548,593    500,000
=====================================================================================

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                               STATEMENT OF CASH FLOWS
                               (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------
                                                                                           INCEPTION
                                                                                           JANUARY 29
                                        THREE MONTHS ENDED         SIX MONTHS ENDED          1997 TO
                                           DECEMBER 31                DECEMBER 31         DECEMBER 31
                                         2000        1999          2000        1999           2000
---------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
  Net loss for the period             $(24,121)   $ (2,435)      $(33,375)  $ (8,337)     $(52,330)
  Non-cash transactions:
   Stock-based  compensation
    for organizational costs               -           -              -          -              50
   Third party expenses paid by
    affiliate on behalf of the
    Company, recorded as
    additional paid-in capital             -         7,812            -        7,812        15,670

Adjustments To Reconcile Net
 Loss To Net Cash Used By
 Operating Activities
  Accounts payable and accrued
   liabilities                          21,805      (3,689)        20,269        525        23,504
  Loans payable                          2,316      (1,688)        13,106        -          13,106
                                      -------------------------------------------------------------------
                                           -           -              -          -             -
                                      -------------------------------------------------------------------
Cash Flow From Financing Activities
 Common stock issued                   115,368         -          115,368        -         115,368
                                      -------------------------------------------------------------------

Change In Cash                         115,368         -          115,368        -         115,368

Cash, Beginning Of Period                  -           -                 -       -             -
                                      -------------------------------------------------------------------

Cash, End Of Period                   $115,368    $    -         $115,368   $    -        $115,368
=========================================================================================================

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                            STATEMENT OF SHAREHOLDERS EQUITY
                               (Stated in U.S. Dollars)

                                                              ADDITIONAL
                                                               PAID-IN
                                       SHARES       AMOUNT     CAPITAL     DEFICIT     TOTAL
                                       --------------------------------------------------------
Shares Issued For Cash At $0.0001      500,000     $   50    $   -      $     (50)    $     -
                                       --------------------------------------------------------

Balance, June 30, 1997 And 1998        500,000         50         -            (50)          -

Loss For The Year                           -          -          -         (1,973)      (1,973)
                                       --------------------------------------------------------

Balance, June 30, 1999                 500,000         50         -         (2,023)      (1,973)

Third Party Expenses Paid By
 Affiliate On Behalf Of The Company,
 Recorded As Additional Paid-In
 Capital                                    -          -       15,670           -        15,670

Loss For The Year                           -          -          -        (16,932)     (16,932)
                                       --------------------------------------------------------

Balance, June 30, 2000                 500,000         50      15,670      (18,955)      (3,235)

Shares Issued For Cash At $0.40
  (Note 4)                             288,420         29     115,339          -        115,368

Loss For The Period                        -           -          -        (33,375)     (33,375)
                                       --------------------------------------------------------

Balance, December 31, 2000             788,420     $   79    $131,009   $  (52,330)   $  78,758
                                       ========================================================

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                              NOTES TO FINANCIAL STATEMENTS

                                   DECEMBER 31, 2000
                               (Stated in U.S. Dollars)


1.     BASIS OF PRESENTATION

The unaudited financial statements as of December 31, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2000 audited financial statements and notes thereto.


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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                              NOTES TO FINANCIAL STATEMENTS

                                   DECEMBER 31, 2000
                               (Stated in U.S. Dollars)


3.     SIGNIFICANT ACCOUNTING POLICIES(Continued)

b)     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)     Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

d)     Financial Instruments

The Company's financial instruments consist of accounts payable and accrued liabilities, and loans payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

e)     Net Loss Per Share

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

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                              NOTES TO FINANCIAL STATEMENTS

                                   DECEMBER 31, 2000
                               (Stated in U.S. Dollars)



4.     SHARE CAPITAL

In December 2000, the Company completed an initial public offering of 288,420 common shares at $0.40 per share for cash proceeds of $115,368. The proceeds of the offering and the common shares issued pursuant thereto are being held in an escrow account, and shall remain in the escrow account until an acquisition meeting specific criteria is completed. Before the acquisition can be completed, and before the deposited funds and deposited securities can be released to the Company and the investors, respectively, the Company is required to update its registration statement with a post-effective amendment, and within five business days after the effective date thereof, the Company is required to furnish the investors with the prospectus produced thereby containing the terms of a reconfirmation offer and information regarding the proposed acquisition candidate and its business. Investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to reconfirm their investment and remain an investor or, alternately, require the return of their investment. Each investor shall have 20 business days from the date of this prospectus to reconfirm their investment. Any investor not making any decision within the 20 business day period will automatically have their investment returned.

If the Company does not complete an acquisition meeting the specified criteria within 18 months of the effective date of its initial public offering, all of the deposited funds in the escrow account must be returned to investors.


5.     ACQUISITION AGREEMENT

In December 2000, the Company executed an agreement with RRUN Ventures Inc., a private Nevada corporation, and its shareholders to acquire all of the issued and outstanding common shares of RRUN Ventures Inc. in exchange for 305,439 of the Company's common shares. Consummation of this transaction is conditional, among other things, upon the acceptance of the reconfirmation offer by the holders of at least 80% of the common shares subscribed for in the initial public offering described in Note 4.

Item 2.     Management's Discussion and Analysis or Plan of Operations

We were organized as a Nevada corporation on January 29, 1997 for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to employ our funding in their business or to seek the perceived advantages of a publicly-held corporation. In December 2000, we completed an initial public offering of 288,420 shares of our common stock at a price of $.40 per share pursuant to a registration statement that became effective with the Securities and Exchange Commission on November 28, 2000. In December 2000, the Company executed an agreement with RRUN Ventures, Inc., a Nevada corporation, and its shareholders to acquire all of the issued and outstanding shares of capital stock of RRUN Ventures, Inc. in exchange for 305,439 shares of our common stock. RRUN's core business venture is RAHX, a platform that uses Peer to Peer (P2P) technologies to enable and enhance the distribution of digital media files over the Internet.

In December 2000, we commenced negotiations to acquire RRUN. The President of RRUN is Ray Hawkins, who also serves as CEO. RRUN indicated that it was interested in seeking the perceived advantages of a publicly-held corporation and requested information from us. In turn, we requested and received background information on RRUN including certain financial information. Once such information was exchanged, the parties began to negotiate the structure of the transaction. The Company indicated that it was interested in acquiring all of the outstanding capital stock of RRUN so that RRUN would be a wholly-owned subsidiary. RRUN indicated that such structure would be acceptable provided that the current shareholders of RRUN received such number of shares of common stock which would in the aggregate represent at least 51% of our outstanding shares of common stock. An agreement was thereupon drafted and in December 2000, we executed the agreement with RRUN and its shareholders to acquire 100% of the stock of RRUN in exchange for 305,439 shares of our common stock.

288,420 shares of common stock were offered at a purchase price of $.40 per share on a "best efforts, all or none" basis. The offering was conducted directly by the Company without the use of a professional underwriter and was completed in December 2000. A prospectus will be furnished to investors in the offering for such investors to consider reconfirming their investment as a result of our proposed acquisition.

There are presently 500,000 shares of common stock outstanding of an authorized issuance of 100,000,000 shares of common stock. If the acquisition is completed, 593,859 shares of common stock will be outstanding.

We deposited the proceeds of this offering into an escrow account with City National Bank, N.A., Los Angeles, California ("escrow agent"). A certificate bearing the investor's name was issued and delivered to the escrow agent for safekeeping.

After the post-effective amendment is declared effective, we will commence the reconfirmation offering. Upon reconfirmation, we will notify the escrow agent to release the proceeds and the securities to us. We will distribute the certificates to the shareholders. Investors will receive a supplement to the prospectus indicating the amount of proceeds and securities released and the date of release.

Item 2.     Management's Discussion and Analysis or Plan of Operations
           (Continued)

We are a blank check company and, consequently, this reconfirmation offering is being conducted in compliance with Rule 419. The investors have certain rights and will receive the substantive protection provided by the rule. To that end, the securities purchased by investors and the funds received in our initial public offering are deposited and held in an escrow account established pursuant to Rule 419, and shall remain in the escrow account until an acquisition meeting specific criteria is completed. Before the acquisition can be completed and before the deposited funds and deposited securities can be released to us and the investors, respectively, we are required to update the registration statement with a post-effective amendment, and within five business days after the effective date thereof, we are required to furnish the investors with the prospectus produced thereby containing the terms of a reconfirmation offer and information regarding the proposed acquisition candidate and its business, including audited financial statements. According to Rule 419, investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to reconfirm their investment and remain an investor or, alternately, require the return of their investment.
Each investor shall have 20 business days from the date of this prospectus to reconfirm his/her investment. Any investor not making any decision within the 20 business day period will automatically have his/her investment returned.

The rule further provides that if we do not complete an acquisition meeting the specified criteria within 18 months of the effective date of the initial public offering, all of the deposited funds in the escrow account must be returned to investors.

The terms of the merger are set forth in the Reorganization Agreement dated December 18, 2000 and consummation of the merger is conditioned upon, among other things, the acceptance of the reconfirmation offer by holders of at least 80% of the shares owned by the investors. As a result of the consummation of the merger, RRUN will be merged into United Management, with United Management as the surviving entity. We will then change our name to RRUN Ventures, Inc. Upon consummation of the merger, (i) each shareholder who holds shares of our common stock registered pursuant to a registration statement declared effective by the SEC on November 28, 2000 prior to the merger and who accepts the reconfirmation offer shall continue to hold his or her share certificate(s) representing our registered common stock; and (ii) each stockholder of registered common stock who rejects the reconfirmation offer will be paid his or her pro rata share of the amount in the escrow account of $.40 per share. At the effective date of the merger, 100% of the issued and outstanding shares of RRUN shall be canceled. We shall issue 305,439 shares of our common stock to RRUN shareholders after the effective date, and our current shareholders shall own 288,420 shares, representing 48.6% of the surviving entity.

Our board of directors believes that the merger represents a good investment opportunity for our shareholders and recommends that the investors elect to accept the reconfirmation offering. The merger agreement was approved by the directors and shareholders of RRUN by written consent dated December 18, 2000. The merger agreement was confirmed by the unanimous consent of the directors on December 18, 2000.

Item 2.     Management's Discussion and Analysis or Plan of Operations
            (Continued)

Although we are the legal surviving corporation, for accounting purposes, the merger is treated as a purchase business acquisition of United Management by RRUN in a reverse acquisition, and a recapitalization of RRUN. RRUN is the acquirer for accounting purposes because the former RRUN stockholders received the larger portion of the common stockholder interests and voting rights retained by the our former stockholders. Because RRUN is the acquirer for accounting purposes under APB Opinion No. 16, the surviving entity shall adopt RRUN's fiscal year end, December 31.

In our initial public offering, we generated $115,368 in proceeds. No portion of the deposited funds has been or will be expended to merge RRUN into us. The deposited funds will be transferred to us pursuant to the merger agreement if and when a business combination is effected.

RRUN Ventures, Inc.'s core business venture is RAHX, a software platform that uses Peer to Peer (P2P) technologies to enable and enhance the distribution of
digital media files over the Internet.   P2P technologies allow users to
exchange digital media files directly from their computers. RAHX focuses on providing both owners and consumers of media-related content a suite of software products that address their respective needs. RRUN expects to launch the RAHX venture before the end of 2001, in order to take advantage of the sudden growth in the file exchange industry.

RAHX is used in congruence with the product, RAHXWARE, the software which users use to connect to RAHX.

Upon closing of the merger with United Management Inc., RRUN will require additional funds to finance its operations. RRUN plans to seek financing within six (6) months of the merger to capitalize its funding requirements. This financing is intended to satisfy its cash needs for the first twelve (12) to eighteen (18) months of operations. To further fund RRUN's business efforts it plans to meet the requirements to complete a listing on the NASDAQ Small Cap Market and subsequently execute a secondary offering of its common stock. This proposed listing on the NASDAQ Small Cap Market is planned for eighteen (18) to twenty-four (24) months after the closing of the merger between RRUN and United Management Inc.

To ensure the necessary funds will be raised for RRUN, it has begun to develop a relationship with an international investment banking firm.

Over the first twelve (12) months of operations, RRUN plans to conduct significant product research and development (R & D) for it's Peer to Peer (P2P) product, RAHX. From system architecture design to working prototype and Alpha and Beta releases, RRUN seeks to develop RAHX within an accelerated product cycle of six (6) to nine (9) months.

Within the first year of operation RRUN intends to invest significantly in equipment to be used in developing products, the RAHX back end technology and corporate file servers. RRUN will continue its main operations out of its Vancouver, BC facility and intends to open business development offices in New York and Los Angeles.

RRUN anticipates that its staffing levels of RRUN will increase significantly to approximately 50 employees over the first year of operations to properly execute its business plan and to support its aggressive growth strategy.

Item 2.     Management's Discussion and Analysis or Plan of Operations
            (Continued)

In addition to increasing the number of employees, additional senior management will be required to add experience to the present management team and further RRUN's development. Over the first twelve (12) months, RRUN intends to appoint additional members to the Board of Directors and form an advisory board of industry professionals to guide, counsel and assist it through its business strategy execution.

Assuming successful completion of the reconfirmation offering and the acquisition, the business of RRUN shall be our sole business.

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

UNITED MANAGEMENT, INC.



Date:  February 9, 2001
     ------------------



By: /s/Christine Cerisse
     -----------------------------------------
     CHRISTINE CERISSE, Director and President