Form 10QSB/A
period 2000-12-31
UNITED MANAGEMENT INC
filed 2001-02-14
CIK 1088199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period __________ to __________


                        Commission File Number 000-27233
                                               ---------


                             UNITED MANAGEMENT, INC.
         ---------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


                Nevada                                    98-0204736
     ------------------------------            --------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


     Suite 104 - 1456 St. Paul Street
     Kelowna, BC                                          V1Y 2E6
     ---------------------------------------          ------------------
     (Address of principal executive offices)        (Postal or Zip Code)


     Issuer's telephone number, including area code:     250-868-8445
                                                      ------------------

                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

                             UNITED MANAGEMENT, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                     DECEMBER 31    JUNE 30
                                                        2000           2000
--------------------------------------------------------------------------------

ASSETS

Restricted Cash (Note 4)                            $   115,368   $         -
================================================================================

LIABILITIES

Current
    Accounts payable and accrued liabilities        $    23,504   $     3,235
    Loans payable                                        13,106             -
                                                    ----------------------------
                                                         36,610         3,235
                                                    ----------------------------
SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital (Note 4)
    Authorized:
       100,000,000 common shares, par value $0.0001 per share

    Issued and Outstanding:
        788,420 common shares at December 31, 2000
        and 500,000 common shares at June 30, 2000           79            50

    Additional paid in capital                          131,009        15,670

Deficit                                                 (52,330)      (18,955)
                                                    ----------------------------
                                                         78,758        (3,235)
                                                    ----------------------------

                                                    $   115,368   $         -
================================================================================

                                                      UNITED MANAGEMENT, INC.
                                                   (A Development Stage Company)

                                                STATEMENT OF OPERATIONS AND DEFICIT
                                                     (Stated in U.S. Dollars)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        INCEPTION
                                                                                                                       JANUARY 29
                                                             THREE MONTHS ENDED                SIX MONTHS ENDED          1997 TO
                                                                 DECEMBER 31                     DECEMBER 31           DECEMBER 31
                                                             2000           1999            2000          1999             2000
------------------------------------------------------------------------------------------------------------------------------------

Expenses
    Office and sundry                                     $   2,315      $     677       $   4,443     $   3,092      $   11,070
    Professional fees                                        21,806          1,758          28,932         5,245          41,210
    Stock based compensation for organizational costs          -              -                -            -                 50
                                                          --------------------------------------------------------------------------

Net Loss For The Period                                      24,121          2,435          33,375         8,337      $   52,330
                                                                                                                      ==============

Deficit, Beginning Of Period                                 28,209          5,952          18,955            50
                                                          -----------------------------------------------------------

Deficit, End Of Period                                       52,330          8,387       $  52,330     $   8,387
=====================================================================================================================


Net Loss Per Share                                        $   (0.04)     $   (0.01)      $   (0.06)    $   (0.01)
=====================================================================================================================


Weighted Average Number Of Shares Outstanding               597,185        500,000         548,593       500,000
=====================================================================================================================

                                                      UNITED MANAGEMENT, INC.
                                                   (A Development Stage Company)

                                                      STATEMENT OF CASH FLOWS
                                                     (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        INCEPTION
                                                                                                                       JANUARY 29
                                                             THREE MONTHS ENDED                SIX MONTHS ENDED          1997 TO
                                                                 DECEMBER 31                     DECEMBER 31           DECEMBER 31
                                                             2000           1999            2000          1999             2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net loss for the period                                $ (24,121)     $  (2,435)      $ (33,375)    $  (8,337)     $  (52,330)
   Non-cash transactions:
     Stock-based compensation for organizational costs         -              -               -             -                 50
     Third party expenses paid by affiliate on behalf of
     the Company, recorded as additional paid-in capital       -             7,812            -            7,812          15,670


Adjustments To Reconcile Net Loss To Net Cash
 Used By Operating Activities
   Accounts payable and accrued liabilities                  21,805         (3,689)         20,269           525          23,504
   Loans payable                                              2,316         (1,688)         13,106          -             13,106
                                                          --------------------------------------------------------------------------
                                                               -              -               -             -               -
                                                          --------------------------------------------------------------------------

Cash Flow From Financing Activities
   Common stock issued                                      115,368           -            115,368          -            115,368
                                                          --------------------------------------------------------------------------

Change In Cash                                              115,368           -            115,368          -            115,368

Cash, Beginning Of Period                                      -              -               -             -               -
                                                          --------------------------------------------------------------------------

Cash, End Of Period                                       $ 115,368      $    -          $ 115,368     $    -         $  115,368
====================================================================================================================================

                                                 UNITED MANAGEMENT, INC.
                                              (A Development Stage Company)

                                            STATEMENT OF SHAREHOLDERS EQUITY

                                                    DECEMBER 31, 2000
                                                (Stated in U.S. Dollars)

                                                                            ADDITIONAL
                                                                             PAID-IN
                                                  SHARES      AMOUNT         CAPITAL        DEFICIT          TOTAL
                                               ------------------------------------------------------------------------

Shares Issued For Cash At $0.0001                 500,000    $   50         $    -         $      (50)       $   -
                                               ------------------------------------------------------------------------

Balance, June 30, 1997 And 1998                   500,000        50              -                (50)           -

Loss For The Year                                   -            -               -             (1,973)          (1,973)
                                               ------------------------------------------------------------------------

Balance, June 30, 1999                            500,000        50              -             (2,023)          (1,973)

Third Party Expenses Paid By
  Affiliate On Behalf Of The
  Company, recorded as additional
  paid-in capital
                                                    -            -             15,670            -              15,670

Loss For The Year                                   -            -               -            (16,932)         (16,932)
                                               ------------------------------------------------------------------------

Balance, June 30, 2000                            500,000        50            15,670         (18,955)          (3,235)

Shares Issued For Cash At $0.40
 (Note 4)
                                                  288,420        29           115,339            -             115,368

Loss For The Period                                 -            -               -            (33,375)         (33,375)
                                               ------------------------------------------------------------------------

Balance, December 31, 2000                        788,420    $   79         $ 131,009      $  (52,330)       $  78,758
                                               ========================================================================

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

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There are presently 500,000 shares of common stock outstanding of an authorized issuance of 100,000,000 shares of common stock. If the acquisition is completed, 593,859 shares of common stock will be outstanding. The 500,000 shares originally issued shares will be returned to us and cancelled.

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

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K


         3.1*        Articles of Incorporation
         3.2*        Amendment to Articles of Incorporation
         3.3*        Bylaws
         4.1*        Specimen Informational Statement
         4.1.1*      Form of Lock-up Agreement Executed by the
                     Company's Shareholders
         10.1.1**    Merger Agreement
         10.1.2**    Escrow Agreement

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated September 3, 1999, and incorporated herein by this reference.

**Incorporated by reference to the Company's Registration Statement of Form SB-2, dated May 17, 2000 (333-37198).

Reports on Form 8-K
         None

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED MANAGEMENT, INC.



Date:  February 14, 2001
       -----------------


By:         "Christine Cerisse"
       -----------------------------------------
       CHRISTINE CERISSE, Director and President