Form 10QSB
period 2001-03-31
UNITED MANAGEMENT INC
filed 2001-05-14
CIK 1088199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001

[X] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ________ to

                        Commission File Number 000-27233


                             UNITED MANAGEMENT, INC.
--------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)



           Nevada                                         98-0204736
---------------------------------             ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


Suite 104-1456 St. Paul Street
Kelowna, BC                                                       V1Y 2E6
------------------------------------------                  --------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 788,420 Shares of $0.0001 par value Common Stock outstanding as of March 31, 2001.

Transitional Small Business Disclosure Format: Yes ___ No X

This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                         PART 1 - FINANCIAL INFORMATION


Item 1.       Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                                 UNITED MANAGEMENT, INC.
                              (A Development Stage Company)

                                      BALANCE SHEET
                                (Stated in U.S. Dollars)

---------------------------------------------------------------- ------------ -----------
                                                                    MARCH 31    JUNE 30
                                                                     2001        2000
---------------------------------------------------------------- ------------ -----------

ASSETS

Restricted Cash (Note 4)                                           $ 116,438    $    --
================================================================   =========    =========

LIABILITIES

Current
    Accounts payable and accrued liabilities                       $  58,690    $   3,235
    Loans payable                                                     13,106         --
                                                                   ---------    ---------
                                                                      71,796        3,235

Common Shares Subject To Reconfirmation (Note 4)                     115,368         --
                                                                   ---------    ---------
                                                                     187,164        3,235
                                                                   ---------    ---------

ShareHOLDERS' DEFICIENCY

Share Capital (Note 4)
    Authorized:
       100,000,000 common shares, par value $0.0001 per share

    Issued and Outstanding:
           500,000 common shares at March 31, 2001 and
               at June 30, 2000                                           50           50

    Additional paid in capital                                        15,670       15,670

Deficit                                                              (86,446)     (18,955)
                                                                   ---------    ---------
                                                                     (70,726)      (3,235)
                                                                   ---------    ---------

                                                                  $  116,438    $    --
================================================================   =========    =========

                                   UNITED MANAGEMENT, INC.
                                (A Development Stage Company)

                             STATEMENT OF OPERATIONS AND DEFICIT
                                 (Stated in U.S. Dollars)

------------------------------------------------------- ------------------------- ------------------------- ------------
                                                                                                             INCEPTION
                                                                                                             JANUARY 29
                                                           THREE MONTHS ENDED         NINE MONTHS ENDED       1997 TO
                                                               MARCH 31                   MARCH 31            MARCH 31
                                                           2001         2000          2001          2000        2001
------------------------------------------------------- ----------- ------------- ------------ ------------ ------------

Expenses
     Office and sundry                                   $     210    $   1,396    $   4,653    $   4,096    $  11,280
     Professional fees                                      34,976          870       63,908        6,257       76,186
     Stock based compensation for organizational costs        --           --           --           --             50
                                                         ---------    ---------    ---------    ---------    ---------
                                                            35,186        2,266       68,561       10,353       87,516
Less:  Interest Income                                      (1,070)        --         (1,070)        --         (1,070)
                                                         ---------    ---------    ---------    ---------    ---------

Net Loss For The Period                                     34,116        2,266       67,491       10,353    $  86,446
                                                                                                             =========

Deficit, Beginning Of Period                                52,330        8,137       18,955           50
                                                         ---------    ---------    ---------    ---------

Deficit, End Of Period                                   $  86,446    $  10,403    $  86,446    $  10,403
                                                         =========    =========    =========    =========


Net Loss Per Share                                       $   (0.04)   $   (0.01)   $   (0.11)   $   (0.02)
                                                         =========    =========    =========    =========


Weighted Average Number Of Shares Outstanding              788,420      500,000      627,368      500,000
                                                         =========    =========    =========    =========


                                     UNITED MANAGEMENT, INC.
                                  (A Development Stage Company)

                                     STATEMENT OF CASH FLOWS
                                     (Stated in U.S. Dollars)



------------------------------------------------------------  ------------------------- ------------------------- -----------
                                                                                                                   INCEPTION
                                                                                                                   JANUARY 29
                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED       1997 TO
                                                                      MARCH 31                   MARCH 31           MARCH 31
                                                                  2001         2000         2001         2000         2001
------------------------------------------------------------  ------------ ------------ ------------ ------------ -----------

Cash Flows From Operating Activities
     Net loss for the period                                   $ (34,116)   $  (2,266)   $ (67,491)   $ (10,353)   $ (86,446)
     Non-cash transactions:
       Stock-based compensation for organizational costs            --           --           --           --             50
       Third party expenses paid by affiliate on behalf
         of the Company, recorded as additional paid-in
         capital                                                    --          2,983         --         10,545       15,670

Adjustments To Reconcile Net Loss To Net Cash Used
 By Operating Activities
    Accounts payable and accrued liabilities                      35,186         (717)      55,455         (192)      58,690
    Loans payable                                                   --           --         13,106         --         13,106
                                                               ---------    ---------    ---------    ---------    ---------
                                                                   1,070         --          1,070         --          1,070
                                                               ---------    ---------    ---------    ---------    ---------

Cash Flows From Financing Activity
    Common stock subject to reconfirmation                          --           --        115,368         --        115,368
                                                               ---------    ---------    ---------    ---------    ---------

Change In Cash                                                     1,070         --        116,438         --        116,438

Cash, Beginning Of Period                                        115,368         --           --           --           --
                                                               ---------    ---------    ---------    ---------    ---------

Cash, End Of Period                                            $ 116,438    $    --      $ 116,438    $    --      $ 116,438
============================================================   =========    =========    =========    =========    =========

                                UNITED MANAGEMENT, INC.
                             (A Development Stage Company)

                         STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                    MARCH 31, 2001
                               (Stated in U.S. Dollars)

                                                                              ADDITIONAL
                                                                               PAID-IN
                                                      SHARES       AMOUNT      CAPITAL       DEFICIT       TOTAL
                                                     --------     --------    ----------    ---------     --------

Shares Issued For Cash At $0.0001                     500,000     $     50     $   --       $    (50)     $   --
                                                     --------     --------     --------     --------      --------

Balance, June 30, 1997 And 1998                       500,000           50         --            (50)         --

Loss For The Year                                        --           --           --         (1,973)       (1,973)
                                                     --------     --------     --------     --------      --------

Balance, June 30, 1999                                500,000           50         --         (2,023)       (1,973)

Third Party Expenses Paid By Affiliate On Behalf
  Of The Company, recorded as additional paid-in
  capital                                                --           --         15,670         --          15,670

Loss For The Year                                        --           --           --        (16,932)      (16,932)
                                                     --------     --------     --------     --------      --------

Balance, June 30, 2000                                500,000           50       15,670      (18,955)       (3,235)

Loss For The Period                                      --           --           --        (67,491)      (67,491)
                                                     --------     --------     --------     --------      --------

Balance, March 31, 2001                               500,000     $     50     $ 15,670     $(86,446)     $(70,726)
                                                     ========     ========     ========     ========      ========


                             UNITED MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                            (Stated in U.S. Dollars)



1.     BASIS OF PRESENTATION

       The unaudited financial statements as of March 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2000 audited financial statements and notes thereto.


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

                             UNITED MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                            (Stated in U.S. Dollars)



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

       e)     Net Loss Per Share

              The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

                             UNITED MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                            (Stated in U.S. Dollars)


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

**Incorporated by reference to the Company's Registration Statement of Form SB-2, dated May 17, 2000 (333-37198), or an amendment thereto.

Reports on Form 8-K
         None

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED MANAGEMENT, INC.



Date:  May 14, 2001



By:     /s/ Christine Cerisse
        -----------------------------------------
        CHRISTINE CERISSE, Director and President