Form 10KSB
period 2001-06-30
RRUN VENTURES NETWORK INC
filed 2001-10-15
CIK 1088199

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10KSB
                               ----------
[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No.  000-27233
                     ---------
                       RRUN VENTURES NETWORK, INC.
                       ---------------------------
         (Exact name of Registrant as specified in its charter)

NEVADA                                                 98-0204736
------                                                 ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

62 W. 8th Avenue, 4th Floor
Vancouver, British Columbia, Canada                    V5Y 1M7
-----------------------------------                   --------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (604) 682-6541
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
100,000,000 shares of common stock authorized at $.0001 par value.

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[   ]

Revenues for 2001 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of October 11, 2001 is $9,909,770.

The number of shares of the issuer's Common Stock outstanding as of September 30, 2001 was 14,614,724.

Documents Incorporated by Reference: Proxy Statement and Reconfirmation of Offering Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933. This statement was filed on August 8, 2001 and is incorporated by reference into Parts I, II and III of this filing.

Transitional Small Business Disclosure Format (check one):  Yes [   ]
No [ X ]

PART I

Item 1. Description of Business
Corporate History

United Management, Inc. was incorporated on January 29, 1997 under the laws of the State of Nevada. In December 2000, United entered into an agreement to merge with RRUN Ventures, Inc. by acquiring all of RRUN's issued and outstanding shares of capital stock. RRUN Ventures Inc. was founded in Vancouver, British Columbia in June of 2000 and incorporated in October 2000 under the laws of Nevada. Final approval of this merger was obtained from the shareholders in August, 2001. At the same time as the approval of the merger, United adopted its new name, RRUN Ventures Network, Inc. Also acquired in the merger was a majority shareholder position in RAHX, Inc., a Nevada corporation, which was incorporated in 2000. In September, 2001, RRUN co-founded AXXUS Corporation and subsequently acquired a majority interest in AXXUS Corporation, a Nevada Corporation, which was incorporated in September, 2001. In September, 2001, RRUN founded RRUN Labs Incorporated and subsequently acquired 100% of the common stock of RRUN Labs Incorporated, a Delaware Corporation., which was incorporated in September, 2001. Additional information regarding AXXUS and RRUN Labs may be found in the press releases dated October 10th and October 11th, attached hereto as exhibits.

General Overview
RRUN's mission is to seek out and build a network of ventures specializing in various products and services in the digital technology industry. We will develop these new businesses through the use of our existing relationships with content owners, technology firms and our own staff knowledgeable in the areas of software development, technology, marketing and project management.

Our venture network currently consists of two technology-based business enabling networks, RAHX and AXXUS. These two companies combine to implement RRUN's initiatives: 1) the building the Digital Media Network of the future; and 2) the building of the New Global Marketplace, a network of interconnected consumers and businesses.

The RAHX and AXXUS ventures are built on proprietary technology that utilizes Peer-2-Peer Distributed Architecture and contain Digital
Rights Management Systems and Advanced Integration and Personalization
Software.

In addition to RAHX and AXXUS, RRUN recently added a wholly owned
research and development subsidiary, RRUN LABS Incorporated.   RRUN
LABS will play a major role in the development of the RAHX Media Platform and AXXUS Communication and Commerce Platform. The staff of RRUN LABS possess highly specialized skills sets with experience in C++, Java, Voice Over IP, Cable Telephony, Bluetooth development and various mobile systems development. These individuals will work on both existing ventures of RRUN and any future opportunities that present themselves.

Products:

(1) RAHX, Inc.  (pronounced "Rocks")
Our initial core business venture is RAHX, Inc.. RAHX is a software platform that uses Peer to Peer, or P2P technologies to enable and enhance the distribution of digital media files over the Internet.
P2P technologies allows users to exchange digital media files directly from their computers. RAHX provides media users and content owners with an end-to-end solution of distributing music over the Internet by performing the following functions:

- Facilitating the transfer and exchanging of digital media files;
- Managing the income flow from consumers to content owners;
- Storing the income for the benefit of content owners;
- Tracking the content use;
- Distributing the income to content owners; and
- Protecting the consumers with Internet security and content owners with digital rights management.

Technology

RAHX combines standard Internet and EDI protocols with XML programming and various other software tools. RAHX consists of four subsystems: a file exchange system; content management system, commercial transaction system, and digital rights management system. These four systems are integrated to function as one unified RAHX system.

This technology produces the following features and capabilities:

- Royalty tracking - RAHX compiles accounting of all music single downloads by detailing copyright owners and accurately reporting music royalty remittance;

- Customer debit accounts - RAHX establishes debit accounts for its customers to facilitate their purchases of downloaded music;

- Transaction facilitation - RAHX uses a transaction-facilitating engine that simultaneously debits the account of a buyer and credits the accounts of the music owners;

- Catalogue database - RAHX syncs with new and existing and new music databases to accurately identify all music recordings within the exchange network; and

- Firewall protection - RAHX provides a security firewall to protect end users.

RAHX Revenue Generation

RAHX earns income for RRUN through a two-pronged business model: Direct to Consumer Model and Licensing Model. In the Direct to Consumer Model, RAHX provides a file exchange service or P2P media service directly to consumers and uses its file exchange software to generate transaction fees by acting as an agent to facilitate transactions between consumers and content owners. In the Licensing Model, RAHX licenses its software to other P2P media services that desire a method to generate revenue. RAHX bills these file exchange services software license fees and transaction facilitation fees. Under this model, RAHX earns a smaller transaction fee rate than in the direct to consumer model.

(2) AXXUS
AXXUS is the backbone technology of RRUN's venture network. AXXUS focuses on "lifestyle improving" technologies. Services under AXXUS include the creation, integration, and implementation of customized e-commerce and communications solutions for businesses focused on the Digital Generations. RAHX is the first application of AXXUS' core product, the AXXUSNET Platform. This product suite is an integrated platform that will enable online and offline systems to deliver various services. In doing so, AXXUS hopes to create a common "standard" of delivery in function and software design for communication, commerce and interactive services.

Also in development stage is THE AXXUS MARKETPLACE, another product that will be introduced using AXXUS technology. It is hoped that this global marketplace will be made up of an infrastructure-type network of everyone in the supply chain including consumers, retailers,
distributors, wholesalers and manufacturers.   AXXUS intends to
extend market reach by channeling online and offline services into a multidimensional and multilevel distribution network that integrates intelligent devices and user valuation systems. AXXUS will be the lead venture in the second initiative of RRUN and hopes to establish a standard in delivering products and services that improve the way consumers and businesses interact, transact and communicate over digital mediums to ultimately enhance the lifestyle experience.

Market Analysis:  P2P Industry

P2P computing facilitates direct person-to-person communication, information, and file sharing from one PC to another. P2P distributes processing power, file storage, and network traffic to the edges of the net, thus allowing individual computer users to exchange video, music and text files without the involvement of a centralized source or server.

Before P2P media services emerged, Internet users located music over the web by spending time searching websites for specific music recordings, or by visiting MP3 music sites like MP3.com and Emusic.com, where they were given access to a limited amount of music and were required to pay for it. Napster entered the P2P media service and provided users with a convenient method of locating music. Users were now able to type a music title in a search field and any computer that contained the search item throughout the network was displayed.

We believe that music is only the first of many digital file types that will be transferred between computers over the Internet. For example, consumers are already able to trade movies in the controversial Div-X format. Just like MP3s changed the music industry, Div-X is doing the same for the movie industry. Div-X movies are DVD quality and can be copied from a PC hard drive to a regular CD. The CD is then played in a standard DVD player. Other digital files currently being exchanged over P2P media services are e-books, text documents, photo images, and software programs. As a result, RRUN believes that the consumer demand for these P2P media services will continue to expand, resulting in potentially greater revenue streams for companies that possess a sustainable business model.


Competitive Business Conditions

In the past, there were over 25 music P2P services on the Internet, and eight, Napster, Gnutella, Hotline, Cute MX, iMesh, AudioGalaxy, Morpheus and Spin Frenzy, had emerged as the major participants due to their claims of large consumer user bases. Because these companies were the first group to offer P2P media services, and because they charged no user fees, they were able to quickly amass large user bases.

Napster, and other companies with the same "free music sharing" concept, are currently subject to a number of highly publicized lawsuits because, among other things, it was argued that they promote the use of a software that violates the rights of music copyright owners including major record labels Sony and Universal. As a result of these lawsuits, two new competitors in the P2P market were formed through joint ventures with music industry moguls and Internet powerhouses. MusicNet, a joint venture between RealNetworks, AOL Time Warner, Napster, Bertelsmann AG and EMI recorded Music, and Pressplay, a joint-venture between Sony Music Entertainment and Universal Music Group with the affiliates of Yahoo, MSN and MP3.com, have both announced plans to enter into the market sometime in 2001. Both new companies plan to offer digital download services and peer-to-peer file sharing services in exchange for either a subscription fee or sharing fee charge. Details of the structure of these companies have yet to be fully disclosed.

Intellectual Property

Patents

The RAHX platform is a proprietary property consisting of numerous individual proprietary assets. RRUN has begun to prepare the necessary documents to achieve its' patents. RRUN has begun preparing the system architecture designs that will accompany the patent applications.

In patenting RAHX and its' subsystems, RRUN will patent the base concept, business model, and subsequently the data model architecture. The patenting will include software/hardware components at a high level. Individual software and/or hardware components built to work within the initial framework of the RAHX platform will also undergo copyright, followed by patenting. It takes two to three years to complete a patent, so as the system grows, it is initially copyrighted and a patent is filed when the entire system is integrated. At the inception phase any component will be linked to a manufacturing process that may be copyrighted for uniqueness, and included in the design requirements for the patent.

Trademarks

RRUN has already begun the process of preparing the documents necessary to obtain trademarks for the following:
- RRUN Ventures Inc.;
- RAHX, Inc.;
- RAHX.com;
- RAHX.net;
- RAHX; and
- RAHXWARE.

As more names are created for the RAHX and its subsystems or any of the RRUN subsidiaries, RRUN will continue to obtain trademarks for their protection.

Potential Liability From Digital Distribution of Copyrighted Music In addition to the Risk Factors described in the Exhibit to this filing, the operation of RRUN's digital platform may result in liabilities or levels of unacceptance that may affects its profitability. Specifically, one or more of the factors listed below may result in liability or levels of unacceptance that may harm its present or future operations:

1) If RRUN's products and services do not accurately or completely provide rights reporting information, record companies and artists might not use its platform to digitally deliver their recorded music, and its business might be harmed.

2) RRUN might incur liability for the content of the recorded music that it digitally delivers for the following reasons:

- Because RRUN digitally delivers recorded music to third parties, it might be sued for negligence, copyright infringement, trademark infringement or other reasons.

- These claims might include, among others, claims that by hosting, directly or indirectly, the websites of third parties, it is liable for copyright or trademark infringement or other wrongful actions by these third parties through these websites.

- While RRUN has taken steps to prevent these claims, we cannot assure you that RRUN will successfully defend these claims. Even if a claim does not result in liability, RRUN could incur significant costs in investigating and defending against them.

3) RRUN's success and ability to compete substantially depends on its internally developed technologies and trademarks, which it protects through the application of patent, copyright, trade secret and trademark laws. However:

- Patent applications or trademark registrations may not be approved. Even if they are approved, its patents or trademarks may be successfully challenged by others or invalidated.

- If its trademark registrations are not approved because third parties own these trademarks, its use of these trademarks would be restricted unless it enters into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

- Despite its efforts to protect its proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use its solutions or technologies.

- The steps RRUN has taken may not prevent others from misappropriating its solutions or technologies in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

Protection of Proprietary Rights

RRUN's success and ability to compete substantially depends on its internally developed technologies and trademarks, which it protects through a combination of patent, copyright, trade secret and trademark laws. Patent applications or trademark registrations may not be approved. Even if they are approved, its patents or trademarks may be successfully challenged by others or invalidated. If its trademark registrations are not approved because third parties own these trademarks, its use of these trademarks would be restricted unless it enters into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all. The primary forms of intellectual property protection for its products and services internationally are patents and copyrights. Patent protection throughout the world is generally established on a country-by-country basis.

To date, RRUN has not applied for any patents outside the United States. It may do so in the future. Copyrights throughout the world are protected by several international treaties, including the Berne Convention for the Protection of Literary and Artistic Works. Despite these international laws, the level of practical protection for intellectual property varies among countries. In particular, United States government officials have criticized various countries, including China and Brazil, for inadequate intellectual property protection. If its intellectual property is infringed in any country without a high level of intellectual property protection, its business could be harmed.

RRUN generally enters into confidentiality or license agreements with its employees, consultants and corporate partners, and generally controls access to and distribution of its technologies, documentation and other proprietary information.

Despite its efforts to protect its proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use its solutions or technologies. The steps RRUN has taken may not prevent others from misappropriating its solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States. RRUN has licensed, and it may license in the future, certain proprietary rights to third parties.

While it attempts to ensure that the quality of its brand is maintained by its business partners, they may take actions that could impair the value of its proprietary rights or its reputation. In addition, these business partners may not take the same steps RRUN has taken to prevent others from misappropriating its solutions or technologies.

Effect of existing or probable governmental regulations on the business

RAHX is designed to accurately record, collect, and distribute music royalties to their rightful owners. Since digital music emerged on the Internet, record companies have been searching for a viable system that allows them to use a financial system that will appeal to consumers. The RAHX Platform allows for consumers to purchase music for a reasonable price, and in turn deposit the money into the account of the copyright owner. Second, if other P2P media services employ the RAHX financial subsystem, RRUN expects that it may save record companies and copyright owners the time and money otherwise expended in lawsuits. Third, RRUN anticipates that through RAHX, artists and record labels can generate revenue for no additional costs. For every dollar generated on a sale of a CD, tape, or vinyl record, the artist and record label incurs costs due to the manufacturing and marketing dollars spent on the physical recording. With digital music, there is no additional manufacturing or marketing costs as the music product of the artist and record label is only a digital file of a sound recording. Fourth, RRUN believes that RAHX will allow consumers to easily locate outdated or hard-to-find songs; and can provide compensation to copyright owners for these music recordings.
Many times record companies stop distributing music recordings because it may be too expensive to manufacture and inventory product that is not in high demand. As a result, consumers are unable to find older music, and artists are not able earn revenue from these potential sales. RAHX expects that it can provide a system that will benefit both consumers and artists. Fifth, RRUN expects that RAHX will give independent artists an opportunity to showcase their talent and generate revenue from the sales of their music. Through RAHX, independent artists may have another medium that directly distributes their music over the Internet. As a result, artists may be able to maximize their revenues and retain control of their music.



Marketing Plan

Key Objectives

RRUN's marketing strategy will be a key factor in achieving success in its overall strategic plan. Effectively executing the marketing strategy will help the Company realize the following objectives:

1. Develop a RAHX.net brand awareness;
2. Build a strong RAHX customer base;
3. Develop RAHX awareness in the file exchange industry; and

4. Complete licensing agreements with P2P media services.

The Company will execute its marketing strategy for RAHX over three periods. The marketing strategy covers elements of distribution, promotion, and pricing. The marketing strategy spans across two years in accordance with the aforementioned implementation plan. (i.e. the RRUN Ventures Inc. initial implementation is planned over a period of two phases totaling twenty-four (24) months). During each phase and subsequent stages the marketing strategy evolves in accordance with development and distribution of RAHX.

Distribution Strategy

The objectives of the distribution strategy are:

1) To most efficiently execute a rapid and widespread deployment of:
- The RAHX digital file exchange executable software for consumers
- The RAHX platform for licensees

2) To produce and launch the RAHX.com and RAHX.net websites to serve as the distribution location for the RAHXWARE software product

3) To achieve a significant distribution reach through RAHX licensee customers that would integrate the RAHX plug-in with their browser, and distribute RAHX to their users through system wide dynamic upgrades.

- Launch of RAHX.com
- Launch of beta version of direct to consumer RAHXWARE software
- Launch of RAHXWARE licensing product
- Continued distribution effort through sales of RAHXWARE licensing program

Promotion Strategy

The objective of the promotion strategy is to effectively invest promotion and advertising dollars to attain a critical mass of RAHX users and RAHX enabled licensees. Within the first year RRUN hopes to:

- Develop RAHX brand awareness
- Build a base of loyal RAHX users
- Develop relationships with digital music companies and P2P media services
- Develop relationships with leading companies in the content industries, i.e., music, movies, publishing, etc.

The Promotion Strategy is as follows:

- Launch of marketing promotional strategy for RAHX.com
- Launch of marketing promotional strategy for RAHXWARE
- Continued marketing promotional strategy for RAHXWARE and RAHX.com
- Launch of marketing promotional strategy for RAHXWARE licensing sales program
- Continued marketing promotional strategy for RAHXWARE and RAHX.com
- Continued marketing promotional strategy for RAHXWARE licensing program

The details of the promotion strategy are as follows:

The promotional mix will revolve around Direct Sales, Internet
Marketing, Trade Shows, Promotions, Advertising and Publicity in support of the launches of RAHX.com and RAHXWARE.

1)  Direct Sales
RRUN intends to build a RAHX sales team that will research, develop, and maintain relationships with potential and established P2P media services. This team is expected to serve as liaisons with licensee customers and constantly be on the front lines searching out new customers at tradeshows, conventions, etc.

2) Internet Marketing
RRUN seeks to develop a marketing program that will research, develop and implement an online marketing strategy to create RAHX.com and RAHX software brand awareness and get the RAHX message to consumers and potential licensee customers. This will include search engine positioning, affiliate programs, online news releases, direct mailing lists, newsgroup monitoring, newsletter distribution, and other innovative web marketing tools still in development.

3)	Trade Shows
Attendance at industry trade shows can provide RAHX with an excellent cost effective opportunity to source potential partners, competition, and other product development opportunities. The RAHX sales team would attend trade shows that focus on the digital entertainment industry.

4)  Promotions

- Promotional teams - RAHX aims to develop brand awareness in the minds of its target consumer market and increase the RAHX user base through street-level marketing tactics. The RAHX Promotion Teams will visit local hot spots frequented by the target consumers, including universities, nightclubs, sporting events, etc.

- Sponsorships - RAHX plans to sponsor entertainment, sporting, music and other events in each American market that target a typical RAHX consumer. This effort can provide an excellent opportunity to develop RAHX brand awareness and to associate the RAHX brand with the lifestyle of the target consumer.

5)  Advertising

RAHX plans to implement an extensive advertising campaign in each local market to create RAHX brand awareness and increase RAHX membership.
The advertising campaign will be done through print, radio, and the Internet. Each of these mediums will be targeted towards the consumer market.

6)  Publicity
RAHX seeks to generate publicity through news releases, cutting edge publicity campaigns and, charity events. These marketing initiatives will strive to spread the RAHX name in each local market and tie RAHX in with the local community.

Pricing Strategy

RAHXWARE will be offered to consumers and licensees for free through the RAHX websites. However, as stated, consumers who download music recordings through RAHXWARE will be charged a subscription fee or a per music recording price. RAHX and the content owners will set the actual price.

The Management

RRUN is operated by a team of professionals from the music, marketing, and technology sectors with core competencies in music industry licensing, Gen X & Y marketing, results-oriented business management, and systems integration software design and programming.

Equipment

Within the first four to six months RRUN intends to invest money in equipment to be used in developing products, the RAHX backend technology, and corporate file servers. The amount to be expended is entirely dependent upon the additional capital to be raised by the Company.

Employees

During fiscal year ended June 30, 2001, United Management, Inc. had two employees who were Directors of the Company. At September 30, 2001, RRUN had five Executive Officers and three Directors. During September, 2001, RRUN Labs, Incorporated, a wholly-owned subsidiary, hired 32 additional employees. RRUN and its subsidiaries intend to hire additional employees in the foreseeable future.

Research and Development Expenditures

RRUN expects to incur research and development expenditures over the twelve months following June 30, 2001. The amounts to be incurred are entirely dependent upon the amount of additional funding we will require to support such efforts. It is impossible to give a meaningful forecast at this time as to the amounts of research and development expenditures that will be incurred.


                                     Year Ended           Year Ended
                                    June 30, 2000       June 30, 2001
                                    -------------       --------------
United Management, Inc.				$0			$0


Item 2. Description of Property

We have no real estate property holdings and at this time we have no agreements to acquire any properties. During this fiscal year we operated our offices at 1456 St. Paul St., Kelowna, British Columbia, Canada. Space was provided to the Company on a rent free basis by Mr. Hemmerling, a former Officer and Director of the Company. Such arrangement continued until the special meeting of stockholders on August 17, 2001. At such time, the Company moved its headquarters in leased premises at 62 W. 8th Avenue, 4th Floor, Vancouver, British Columbia, Canada V5Y 1M7. RRUN has an option to secure additional space in the building. The lease commitment is for three years and expires on December 31, 2002.


Item 3. Legal Proceedings

RRUN is not a party to any material legal proceedings and to RRUN's knowledge, no such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on November 24, 2000. The stockholders voted in favor of the Company's nominees for Directors, Christina Cerisse and Bob Hemmerling. The shareholders also voted in favor of the Company's selection of independent auditors, Cordovano & Harvey, P.C. In addition, the shareholders voted to approve the appointment of outside counsel, Foley & Lardner.

In December, 2000, the Stockholders voted to approve an agreement with RRUN Ventures, Inc., a Nevada corporation, and its shareholders to acquire all of RRUN Ventures, Inc. issued and outstanding shares of capital stock in exchange for 305,439 shares of common stock of United Management, Inc., the predecessor company. No other matters were submitted to our security holders for a vote during the fiscal year ending June 30, 2001.

Subsequent Events

The Board of Directors of United called a special meeting of United shareholders on August 17, 2001 to vote to approve the merger and the merger agreement. There were 788,420 shares outstanding and entitled to vote at the meeting. 464,920 votes were cast in favor of adoption of the merger and zero votes were cast against adoption. During such meeting, the Company resolved to change its name from United Management, Inc. to RRUN Ventures Network, Inc. 415,420 shares were cast in favor of the adoption of this resolution and zero votes were cast against adoption. The Company resolved to increase the number of its Directors. Previously, the Company's Bylaws provided that the Board of Directors shall consist of between one and five members. The Company resolved that the Board may consist of a number from one to twelve Directors, as determined, from time to time by then existing Board of Directors. 415,420 votes were cast in favor of adoption of this resolution and zero votes were cast against adoption.

We are subject to the information requirements of the Securities Exchange Act of 1934. We file reports and other information with the Securities and Exchange Commission. We intend to furnish our shareholders, after the close of each fiscal year, an annual report that will contain audited financial statements certified by our independent certified public accountants. We may also furnish our shareholders quarterly reports containing unaudited financial information. As reported on Form 8-K filed on August 20, 2001,
RRUN's fiscal year ends on December 31.

                              Part II

Item 5. Market for Registrant's Common Equity and Related Stockholders
Matters

Prior to September, 2001, there was no trading market for our common stock. The Company received approval for listing and in September, 2001, the Company obtained a trading symbol of "RRUN" and began trading on the NASD Over-the-Counter Bulletin Board. Although we have a listing on the Bulletin Board, it is impossible to know or predict from day to day how active that market will be. There presently is a trading market for our stock, however, we cannot guarantee that a trading market will continue. As at August 7, 2001 there were 36 record holders of the Company's common stock.

Market Price

Our common stock is quoted at the present time. At October 11, 2001, our stock's closing price was $1.55 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The Securities and Exchange Commission has adopted a Rule that defines a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is presently considered a "penny stock" and is subject to such market rules.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Transfer Agent

We have retained the services of Jersey Transfer and Trust as our transfer agent at this time.

Recent Sales of Unregistered Securities

During September of 2001, the Company issued 1,845,000 shares of its previously authorized, but unissued common stock. The shares were issued to three persons in exchange for the cancellation of debt. The transactions were valued at $0.02 per share. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During September of 2001, the Company issued 670,000 shares of its previously authorized, but unissued common stock. The shares were issued to three persons in exchange for cash. The transactions were valued at $0.02 per share. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During September of 2001, the Company issued 200,000 shares of its previously authorized, but unissued common stock. The shares were issued to one company in exchange for consulting services. The transaction was valued at $0.02 per share. The transaction was an isolated transaction with a person having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During September of 2001, the Company issued 2,544 shares of its previously authorized, but unissued common stock. The shares were issued to one person in exchange for the cancellation of debt. The transaction was valued at $1.00 per share. The transaction was an isolated transaction with a person having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During September of 2001, the Company issued 20,000 shares of its previously authorized, but unissued common stock. The shares were issued to one person in exchange for the cancellation of debt. The transactions were valued at $0.75 per share. The transaction was an isolated transaction with a person having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

RRUN also issued incentive stock options to the following officers, directors and consultants.

          Optionee                      Options Granted
          --------                      ---------------
         Ray Hawkins                         100,000
         Pavel Bains                         100,000
         Edwin Kwong                         100,000
         Saya Kyvrikosaios                   100,000
         Emanuel Koseos                      100,000
         Other Consultants and employees     781,500
                                         ------------
         Total # of Options Granted        1,281,500


None of these options has been exercised as of September 30, 2001.

A total of 1,281,500 options have been awarded as at September 30, 2001, at various exercise prices between $0.10/share and $0.75/share. A total of 781,500 options awarded to 21 employees and consultants working for RRUN. A total of 500,000 options have been awarded to 5 Officers and Directors of RRUN.

RRUN also issued common stock warrants to consultants and advisors. No warrants were issued to Directors and Officers. No warrant holder received an issuance of warrants to make such warrant holder a 5% or greater stockholder of the Company. The total number of warrants issued as of September 30, 2001 was 1,719,650 shares with an exercise price ranging from $0.10 to $3.00 per share. None of these common stock warrants has been exercised as of September 30, 2001.

Item 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The following discussion should be read along with the financial statements and notes, and by other more detailed financial information appearing in other parts of this annual report.

Business Strategy

From System Architecture Design to Alpha and Beta releases and testing to full release, RAHX hopes to be developed at an accelerated cycle of six to nine months. The development will require a staff of 25;
consisting of programmers/integrators, project managers, and a projected budget of $2 million.

RRUN intends to file for a patent on RAHX and all of its components when it completes its working prototype. Although the technology used to create RAHX is proprietary, RRUN expects that others may be able to substantially reproduce the patented results within six months. To remain on the leading edge, RRUN expects that it must devote a minimum of approximately 5% of revenues towards RAHX research and development.

Over the first twelve months of operations, RRUN will conduct significant product research and development, or R & D for it's Peer to Peer, or P2P product, RAHX. From system architecture design to working prototype and Alpha and Beta releases RAHX hopes to be developed within an accelerated product cycle of six to nine months.

The R & D anticipated to be executed by RRUN will include but will not be limited to:

- Development of the RAHX software and its software subset components
- Development of the RAHX back end platform system (AXXUS)
- Development of various RAHX software licensee user tools

Within the first year of operation RRUN intends to invest significantly in equipment to be used in developing products, the RAHX back end technology and corporate file servers.

The equipment invested in will include but not limited to:

- Audio and Video Production equipment for the development of the interactive front end websites

- Web, File, DNS and Proxy Servers that will handle the products' capacity needs
- Networking/Communication servers to load balance the traffic coming through the RAHX websites

RRUN will continue its main operations out of its Vancouver, British Columbia, Canada facility and hopes to open business development offices in U.S. cities. RRUN Labs Incorporated currently operates within a programming facility in Virginia, U.S.

RRUN Ventures Network Inc. Implementation Plan

The RRUN Ventures Network Inc. initial implementation is planned over a period of two phases totaling twenty-four (24) months. Each phase is broken down into a number of stages that range from two to three months. The implementation plan during each stage describes the activity across various departments such as Operations, Finance, Venture Development/Product Development, and Sales/Marketing/Business Development. The projected cost of each phase is as follows; phase 1, $2,250,000 and; phase 2, $5,000,000. The Company hopes to secure the financing to satisfy the capital needs for each phase through the execution of private placement investments. The source of the private placement financing will be comprised of a mix of principal shareholders, private investors and venture capital companies. If the funding is unavailable, in whole or in part, at the expected time, the Company will delay implementation of entire components of certain aspects of the implementation plan until the necessary funding is secured. There cannot be any assurance that the Company will raise sufficient capital to meet it business plan.

Phase 1- Stage A
Operations:

- Establish and Incorporate Company
- Set up Vancouver Production office
- Complete evaluation of RAHX, Inc.
- Complete purchase of RAHX, Inc.
- Complete equity purchase of KAPH Data Engineering Inc. shares

Financing:
-	Initiate start up financing Venture Development /Product
Development:
- Continue development of RAHXWARE software
Sales/Marketing/Business Development:
- Soliciting to and securing of content owners
- Soliciting to and securing of partners

Phase 1 - Stage B:
     Operations
- Commence Human Resources (HR) recruitment program
- Identify potential Advisory Board members
- Identify potential Board Directors
Financing:
- Source and secure RTO candidate
Venture Development /Product Development:
- Commence development of RAHX.com website
Sales/Marketing/Business Development:
- Soliciting to and securing of content owners
- Soliciting to and securing of partners

Phase 1 - Stage C
Operations:
- Open a U.S. business development office
- HR- seek candidates for various positions
- Secure Advisory Board members
- Secure Board Directors
Financing:
- Complete transaction with RTO candidate
- Source and secure private placement financing
- Identify investment banker to source further rounds of funding
Venture Development /Product Development:
- Accelerated development of RAHXWARE commences
- Launch of RAHX.com
Sales/Marketing/Business Development:
- Launch of marketing for RAHX.com
- Soliciting to and securing of content owners
- Soliciting to and securing of partners

Phase 1 - Stage D
Operations:

- HR seek candidates for various positions
- Secure Advisory Board members
- Secure additional members of Board Directors
- Open business development office In New York

Sales/Marketing/Business Development:
- Marketing of RAHX.com
- Soliciting to and securing of content owners
- Soliciting to and securing of partners

Phase 1 - Stage E

Operations:
- HR- seek candidates for various positions
- Secure Advisory Board members
- Secure additional members of Board Directors

Financing:
- Source and secure secondary financing
Sales/Marketing/Business Development:
- Launch of marketing for RAHXWARE
- Soliciting to and securing of content owners

Phase 2 - Stage A
Operations:
- Execute strategic plan
- Identify opportunities
Financing:
- Review the market for the common stock of the company and consider a listing on NASDAQ Small Cap Market or national market, if available. Venture Development /Product Development:
- Launch of beta version of direct to consumer RAHXWARE software
Sales/Marketing/Business Development:
- Marketing for RAHXWARE and RAHX.com
- Soliciting to and securing of content owners

Phase 2 - Stage B
Operations:
- Execute strategic plan
- Identify opportunities

Venture Development /Product Development:
- Launch of RAHXWARE licensing product
Sales/Marketing/Business Development:
- Marketing for RAHXWARE and RAHX.com
- Soliciting to and securing of content owners
- Sales of RAHXWARE licensing program

Phase 2 - Stage C
Operations:
- Execute strategic plan

- Identify opportunities

Sales/Marketing/Business Development:
- Marketing for RAHXWARE and RAHX.com
- Soliciting to and securing of content owners
- Sales of RAHXWARE licensing program

Phase 2 - Stage D
Operations:
- Execute strategic plan
- Identify opportunities

Financing:
- As applicable, complete Listing on Nasdaq Small Cap Market or national market
- Complete secondary offering or private placement
Sales/Marketing/Business Development:
- Marketing for RAHXWARE and RAHX.com
- Soliciting to and securing of content owners
Sales of RAHXWARE licensing program

Forward-Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Item 7. Financial Statements

The information requested by this item is set forth in Item 13 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.

On August 7, 2001, we appointed Morgan & Company, Chartered Accountants, Vancouver, Canada to replace Cordovano & Harvey, P.C. as our principal accountants. The report of Cordovano & Harvey, P.C. on our financial statements for the past year ended June 30, 2000 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. We had no disagreements with them on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. We did not consult with Morgan & Company on any accounting or financial reporting matters in the periods prior to their appointment. The change in accountants was approved by majority consent of the Board of Directors. We filed a Form 8-K/A with the Commission (File No. 000-27233) on September 4, 2001.

Cordovano & Harvey did not audit the financials statements for the prior fiscal year ended June 30, 1999. The Registrant has contacted its previous auditor, Cordovano & Harvey, Certified Public Accountants, and there are no disagreements between the Registrant and the previous auditor, Cordovano & Harvey, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their reports for the two most recent fiscal years and the subsequent interim periods preceding their dismissal.
Furthermore, the former accountant's reports for the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

The registrant has provided Cordovano & Harvey with a copy of the disclosure provided on Form 8-K/A filed on September 4, 2001, and has advised it to provide the Registrant with a letter addressed to the Securities and Exchange Commission as to whether it agrees or disagrees with the disclosure made herein. A copy of its response was attached to Form 8-K/A filed on September 4, 2001.

                             PART III

Item 9. Directors and Executive Officers of the Registrant

RRUN

Name                     Age      Offices Held
---------------       -------     -------------------------
Ray A. Hawkins (1)       31	   President, Chief Executive Officer,
                                 Director
Edwin Kwong (1)          29      Chief Operations Officer, Chief
                                 Financial Officier, Treasurer,
                                 Secretary and Director
Saya Kyvrikosaios (1)    33      Chief Venture Development. Officer,
                                 Director
Pavel Bains              24      Executive Vice President- Media &
                                 Entertainment
Emanuel Koseos           39      Chief Technology Officer


(1)	Directors were appointed to the Board on August 17, 2001.

Terms of Office

All executive officers are employed by RRUN on a full-time basis. In December, 2001, the Company intends to negotiate employment agreements with such officers. The above listed directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Director are filled by majority vote of the remaining Directors. The officers serve at the will of the Board of Directors. There are no family relationships between any executive officer and director.

Significant Employees

Other than those individuals described below, RRUN does not have any employees who are not executive officers that are expected to make a significant contribution to the business .

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                            Number   Transactions   Known Failures
                            Of late   Not Timely      To File a
Name and principal position Reports    Reported     Required Form
--------------------------  -------  -------------- -------------
Ray A. Hawkins                 1            0              0
  CEO, President and Director
Edwin Kwong                    1            0              0
  COO, CFO, Treasurer, Secretary and Director
Saya Kyvrikosaios              1            0              0
  Chief Venture Development. Officer and Director
Pavel Bains                    1            0              0
  Executive Vice President ,  Media & Entertainment
Emanuel Koseos                 1            0              0
  Chief Technology Officer

Note: Form 3 was filed by each Director within 30 days of the occurrence of the event necessitating the filing. Such event was the appointment by the Company to the Board of Directors or as an Officer of the Company .

Item 10. Executive Compensation

The following table sets forth certain information as to our President and the highest paid officers and directors for our last fiscal year ended June 30, 2001. No other compensation was paid to any such officers or directors during this time period.

                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                         Other                            All
                                         Annual                           Other
                                         Com-                             Com-
                                         pen-   Restricted                pen-
                                         sa-    Stock  Options/   LTIP    sa-
Name        Title    Year Salary   Bonus tion   Awarded SARs(#) payouts($)tion
----        -----    ---- -------- ----- ------ ------- ------- --------- ----
Christine
Cerisse   President,  2001 $      0     0      0       0      0         0      0
          and Director

Robert
Hemmer-   Secretary   2001 $      0     0      0       0      0         0      0
ling      and
          Director

As of June 30, 2001, no retirement, pension or insurance programs or other similar programs have been adopted by RRUN for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table lists as of August 7, 2001, the beneficial ownership of RRUN's common stock by each person known by RRUN to beneficially own more than 5% of RRUN's common stock outstanding and by the officers and directors of RRUN as a group. Except as otherwise indicated, all shares are owned directly. RRUN knows of no other person who is the beneficial owner of more than five percent of RRUN's common stock. The table indicates the number and percentage of shares held before and after the merger adopted by the stockholders. Unless specifically indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.



                              Shares Beneficially    Shares to be
Directors, Officers and 5%         Owned             Beneficially Owned
    Stockholders              Prior to Acquisition   After Acquisition
--------------------------   ----------------------  ------------------
                            Number     Percent       Number     Percent
                            ------     -------       ------     -------

550605 B.C. Ltd.(5)           0           0        140,700(1)     6.3%
4th Floor, 62 W. 8th Avenue
Vancouver, B.C. V5Y 1M7

Ray A. Hawkins(5)             0           0        162,489(2)     7.3%
71-1075 Granville Street
Vancouver, B.C.  V6Z 1L4

Pavel Bains(5)9351 Granville  0           0        131,500(2)     5.9%
Street
Richmond, B.C.  V6Y 1P9

Edwin Kwong(5)                0           0        119,000(2)     5.4%
#5 - 744 West 7th Avenue
Vancouver, B.C.  V5Z V5Z 1B8

Saya Kyvrikosaios(5)          0           0        119,000(2)     5.4%
#306 - 1139 West Broadway
Vancouver, B.C. V6H 1G1

Pickwick Company(6)           0           0        200,000(3)     9.0%
#267 - 1755 Robson Street

Vancouver, B.C. V6G 3B7

Gurpal Johal(5)               0           0        200,000(3)     9.0%
18536 58 B Street
Surry, B.C. V3S 5X9

EMH, LLC(7)                   0           0         80,000(3)     3.6%
25 Flint Hill Road
West Tisbury, MA  02575
USA

Carl Jennings(5)              0           0        103,000(3)     4.6%
7413 Oskaloosa Drive
Derwood, MD  20855-2651
USA

Christine Cerisse                        30.4%     152,000        6.8%
Suite 104, 1456 St. Paul St.
Kelowna, British Columbia
Canada V1Y 2E6

Bob Hemmerling                           30.4%     152,000        6.8%
Suite 104, 1456 St. Paul St.
Kelowna, British Columbia
Canada VIY 2E6

All United Management directors          60.8%        N/A        N/A
and officers as a group
(2 persons)

All RRUN directors and                          1,775,689(4)     79.3%
officers as a group (3 persons)


(1) Ray A. Hawkins owns 74% of 550605 B.C. Ltd.
(2) Includes 100,000 shares issuable upon the exercise of options.
(3) Issuable upon the exercise of options.
(4) Includes 300,000 shares issuable upon the exercise of options.
(5) These RRUN Ventures Inc. shareholders received the shares indicated upon consummation of the merger on August 17, 2001.
(6) Pickwick Company is 100% owned by Lawrence Austin, 520-177 Telegraph Rd.,Bellingham, WA 98226.
(7) EMH, LLC is 100% owned by Norman B. Hall, 25 Flint Hill Rd, West Tisbury, MA02575.


Management

Ray Hawkins - Director, President & CEO. As the President & CEO, Mr. Hawkins duties include the forging of business development, securing of partnerships, and overseeing product development, and marketing campaigns. Mr. Hawkins is a serial entrepreneur with over a decade of experience in the fields of media, entertainment, and marketing. From 1990-1995, Mr. Hawkins operated his own music artist management firm, RAH Talent. During that time Mr. Hawkins also acted as the CEO of Empire Communications, a record label that produced a number of cutting edge music artists. From 1993-1997 Mr. Hawkins acted as a music consultant, procuring cutting edge music for movie and television production houses like Paramount Pictures and video game companies like Electronic Arts. From 1996-1999 Mr. Hawkins was the founder, President, and CEO of TAXI Communications Network Inc., a leading edge media and marketing firm that produced a popular local culture magazine, TAXI Vancouver, and developed urban based marketing campaigns for companies like Labatt Breweries, Universal Music, Virgin Megastore and Molson Canada.

Edwin Kwong - Director, COO and CFO. Mr. Kwong uses his background in finance and project management to oversee the day-to-day operations of RRUN. Mr. Kwong has over 5 years of international management consulting experience in Project Management and Finance in Canada and Asia. In 1993 Mr. Kwong received a Bachelor of Commerce in Finance from the University of British Columbia. In 1996 Mr. Kwong received a Graduate Diploma in Asian Pacific Management. From 1994-1996 Mr. Kwong worked as Investment Advisor Assistant for Great Pacific Management in Vancouver. From 1996 to 1997 Mr. Kwong acted as a consultant in Hong Kong for Manulife International Ltd. and Ernst and Young Management Consulting. From 1997-1998 Mr. Kwong was a Project Executive for Hopewell Holdings in Hong Kong and Indonesia. In 1998 Mr. Kwong completed his Level 1 examination in the Chartered Financial Analyst program. From 1999-2000 Mr. Kwong was the Senior Business Specialist for Intria Items Inc., a financial technology solutions division of Canadian Imperial Bank of Commerce.

Saya Kyvrikosaios - Director, Chief Development Officer . Mr. Kyvrikosaios is a well-diversified management and technology professional and uses his skills and experience to lead the product and technology development for RRUN. From 1991-1995 Mr. Kyvrikosaios acted as the Branch Manager and Implementation Consultant for Laurentian Bank. From 1995-1998 Mr. Kyvrikosaios was the Project Manager and Technology Implementation Consultant for Credit Union Enterprise Datawest Ltd. From 1998-2000 Mr. Kyvrikosaios acted as the Project Leader of Western Canada for INTRIA Items Inc., a subsidiary of the Canadian Imperial Bank of Commerce. In 1999 Mr. Kyvrikosaios received his Bachelor's degree in Business Administration from Simon
Fraser University.

Pavel Bains, Executive Vice President, Media & Entertainment.

Mr. Bains has over five years of experience in marketing and promotion, e-commerce development, and business strategy. Prior to RRUN, Mr. Bains was employed as a Marketing Representative for both Labatt Breweries and Budweiser where he produced promotional and marketing programs aimed at the urban market. Mr. Bains has also tenured with the National Basketball Association's Vancouver Grizzlies in a media relations role. Mr. Bains has a Bachelor's degree in Business Administration from Simon Fraser University where he won a top-consulting award for his work for Amazon.com.

Emanuel Koseos, Chief Technology Officer. Mr. Koseos has two decades of diverse leadership experience with a variety of entrepreneurial, high technology, and market-making businesses. His most recent role was as a Senior Engineer at Ericsson Incorporated (U.S.). Mr. Koseos continues his entrepreneurial interests through Kaph Data Engineering, as an independent business development consultant specializing in systems integration and Internet technologies. Mr. Koseos is a member of MIT Technology Panel, USENIX, Adobe Developer Group, Linux Kernel Hackers, Active Perl Developers, Rational Partners, DevX, and SiteBuilder Networks. He maintains business partnerships with Amazon, Beyond, Infoseek, ATT, Talk City, and Real Networks Internet-based businesses.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of the following parties since the date of RRUN's incorporation has had any material interest, direct or indirect, in any transaction with RRUN or in any presently proposed transaction that, in either case, has or will materially affect RRUN.

-  Director or officer of RRUN
-  Proposed nominee for election as a director of RRUN
- Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of RRUN.
-  Promoter of RRUN
-  Relative or spouse of any of the foregoing persons

Certain Relationships and Related Transactions

1. Incentive Stock Options. Option rights issued to Officers and
Directors under our Incentive Stock Option Plan. A copy of the Plan as well as Incentive Stock Option Agreements for each Executive Officer and Director are attached as Exhibits to this filing.

2. As of June 30, 2001, RRUN Ventures, Inc. owed a total of $251,821 to RRUN Ventures, Inc.'s President and CEO, Ray Hawkins. RRUN is obligated to repay such loans. There is no loan agreement in place for funds forwarded to RRUN Ventures, Inc. This debt is interest free and has no specific terms of repayment. In exchange for a reduction of $37,944 indebtedness by RRUN, Ray Hawkins subscribed to additional shares of common stock of the Company. Such stock subscriptions are described in further detail under the "Resent Sales of Unregistered
Securities".   In addition, at September 1, 2001, Ray Hawkins was
granted the option to convert to common shares an additional $20,000 in debt owed by the Company. The terms of such conversion are that Ray Hawkins is granted the right to convert such debt to stock at $0.02 per share; however, Ray Hawkins cannot execute such conversion until after February 28, 2002.

3. Emanuel Koseos, our Chief Technology Officer, is the owner of Kaph Data Engineering Inc. Kaph is a related party to RRUN as follows: (1) RRUN Ventures Inc. owned 15% of Kaph Data Engineering inc. As of August 17, 2001 RRUN now owns that 15% of Kaph Data Engineering inc. as a result of the merger between United Management Inc. and RRUN Ventures Inc. and (2) Kaph provided and may continue to provide professional services to RRUN. Compensation paid to Kaph for such services is determined at the fair market value of such services customarily paid in the industry.

                             PART IV

Item 13. Exhibits, Financial Statements Schedules and Reports on Form
8-K Exhibits


Item 13(a) Financial Statements

RRUN's audited Financial Statements, as described below, are attached hereto.

1.	Audited Financial Statements
(a)	Report of Independent Auditor
(b)	Balance Sheet
(c)	Statements of Operations and Deficit
(d)	Statement of Cash Flows
(e)	Statement of Stockholder's Deficiency
(f)	Notes to Financial Statements

                    RRUN VENTURES NETWORK INC.
                (Formerly United Management, Inc.)
                   (A Development Stage Company)


                      FINANCIAL STATEMENTS


                          JUNE 30, 2001
                     (Stated in U.S. Dollars)

                       AUDITORS' REPORT




To the Shareholders
RRUN Ventures Network Inc.
(Formerly United Management, Inc.)
(A development stage company)


We have audited the balance sheet of RRUN Ventures Network Inc. (formerly United Management, Inc.) (a development stage company) as at June 30, 2001 and the statements of operations and deficit accumulated during the development stage, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2001 and the results of its operations and cash flows for the year then ended in accordance with United States generally accepted accounting principles.

Without qualifying our opinion, we draw attention to Note 1 to the financial statements. The Company has incurred a net loss of $102,458 since inception and has not attained profitable operations and is dependent on obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The financial statements as at June 30, 2000, and for the period from inception, January 29, 1997, to June 30, 2000, were audited by other auditors who expressed an opinion without reservation on these financial statements in their reports dated July 17, 2000 and August 24, 1999.




Vancouver, B.C.                       /s/ Morgan & Company

September 18, 2001                    Chartered Accountants

                    RRUN VENTURES NETWORK INC.
                (Formerly United Management, Inc.)
                  (A Development Stage Company)

                         BALANCE SHEET
                   (Stated in U.S. Dollars)


--------------------------------------------------------------------------

                                                          JUNE 30
                                                   2001             2000
--------------------------------------------------------------------------

ASSETS

Restricted Cash (Note 3)                       $    117,541    $         -

==========================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities     $     75,805    $     3,235
  Loans payable                                      13,106              -
                                               ---------------------------
                                                     88,911          3,235

Common Shares Subject To Reconfirmation
  (Note 3)                                          115,368              -
                                               ---------------------------
                                                    204,279          3,235
                                               ---------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital (Note 3)
  Authorized:
    100,000,000 common shares,
      par value $0.0001 per share

  Issued and outstanding:
    500,000 common shares at June 30, 2001               50             50

Additional paid-in capital                           15,670         15,670

Deficit                                            (102,458)       (18,955)
                                               ---------------------------
                                                    (86,738)        (3,235)
                                               ---------------------------
                                               $    117,541    $         -
==========================================================================

Approved by the Directors:


--------------------------------          --------------------------------

                    RRUN VENTURES NETWORK INC.
                (Formerly United Management, Inc.)
                  (A Development Stage Company)

               STATEMENT OF OPERATIONS AND DEFICIT
                     (Stated in U.S. Dollars)

---------------------------------------------------------------------------
                                                                INCEPTION
                                                                JANUARY 29
                                                                 1997 TO
                                  YEAR ENDED JUNE 30             JUNE 30
                             2001         2000        1999        2001
---------------------------------------------------------------------------

Expenses
  Office and sundry   $     4,886   $    6,278  $      350     $    11,514
  Professional fees        80,790       10,654       1,623          93,067
  Stock based
    compensation for
    organizational
    costs                       -            -           -              50
                      -----------------------------------------------------
                           85,676       16,932       1,973         104,631
                      -----------------------------------------------------
Less: Interest Income      (2,173)           -           -          (2,173)
---------------------------------------------------------------------------
Net Loss For The Period    83,503       16,932       1,973     $   102,458
                                                               ============

Deficit, Beginning
  Of Period                18,955        2,023          50
                      -------------------------------------

Deficit, End Of
  Period              $   102,458   $   18,955  $    2,023
===========================================================

Net Loss Per Share    $     (0.13)  $    (0.03) $    (0.01)
===========================================================

Weighted Average
  Number Of Shares
  Outstanding             667,521      500,000     500,000
===========================================================

                    RRUN VENTURES NETWORK INC.
               (Formerly United Management, Inc.)
                  (A Development Stage Company)

                    STATEMENT OF CASH FLOWS
                    (Stated in U.S. Dollars)


---------------------------------------------------------------------------
                                                                INCEPTION
                                                                JANUARY 29
                                                                 1997 TO
                                  YEAR ENDED JUNE 30             JUNE 30
                             2001         2000        1999        2001
---------------------------------------------------------------------------

Cash Flows From Operating
 Activities
  Net loss for the
   Period                $(83,503)   $  (16,932)  $  (1,973)  $   (102,458)

  Non-cash transactions:
   Stock-based
    compensation for
    organizational
    costs                       -             -           -             50

   Third party expenses
    paid by affiliate on
    behalf of the
    Company, recorded as
    additional paid-in
    capital                     -        15,670           -         15,670

Adjustments To Reconcile
 Net Loss To Net Cash
 Used By Operating
 Activities
  Accounts payable and
   accrued liabilities     72,570         1,262       1,973         75,805
  Loans payable            13,106             -           -         13,106
                      -----------------------------------------------------
                            2,173             -           -          2,173
                      -----------------------------------------------------
Cash Flows From
 Financing Activity
  Common stock subject
   to reconfirmation      115,368             -           -        115,368
                      -----------------------------------------------------
Change In Cash            117,541             -           -        117,541

Cash, Beginning
  Of Period                     -             -           -              -
                      -----------------------------------------------------

Cash, End Of Period   $   117,541    $        -   $       -   $    117,541
===========================================================================

                        RRUN VENTURES NETWORK INC.
                    (Formerly United Management, Inc.)
                      (A Development Stage Company)

                   STATEMENT OF SHAREHOLDERS' DEFICIENCY

                               JUNE 30, 2001
                          (Stated in U.S. Dollars)



                                             Additional
                                                Paid-In
                          Shares    Amount      Capital    Deficit     Total
                      ------------------------------------------------------
Shares issued for cash
  at $0.0001             500,000 $      50  $         - $      (50) $      -
                      ------------------------------------------------------
Balance, June 30, 1997
  and 1998               500,000        50            -        (50)        -

Loss for the year              -         -            -     (1,973)   (1,973)
                      ------------------------------------------------------
Balance, June 30, 1999   500,000        50            -     (2,023)   (1,973)

Third party expenses
  paid by affiliate on
  behalf of the Company,
  recorded as additional
  paid-in capital              -         -       15,670          -    15,670

Loss for the year              -         -            -    (16,932)  (16,932)
                      ------------------------------------------------------
Balance, June 30, 2000   500,000        50       15,670    (18,955)   (3,235)

Loss for the year              -         -            -    (83,503)  (83,503)
                      ------------------------------------------------------
Balance, June 30, 2001   500,000 $      50  $    15,670  $(102,458) $(86,738)
                      ======================================================

                      RRUN VENTURES NETWORK INC.
                  (Formerly United Management, Inc.)
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2001
                      (Stated in U.S. Dollars)

1.   NATURE OF OPERATIONS

    a)  Organization

The Company was incorporated in the State of Nevada, U.S.A.
on January 29, 1997.

    b)  Development Stage Activities

The Company has been in the development stage since inception and has no operations to date. The Company's continuing operation, and ultimately the attainment of profitable operations, is dependent upon obtaining adequate financing to fulfill its business objectives and achieve a level of sales adequate to support the Company's cost structure.


2.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

                      RRUN VENTURES NETWORK INC.
                  (Formerly United Management, Inc.)
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2001
                      (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.   SHARE CAPITAL

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

                      RRUN VENTURES NETWORK INC.
                  (Formerly United Management, Inc.)
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2001
                      (Stated in U.S. Dollars)


3.   SHARE CAPITAL (Continued)

If the Company does not complete an acquisition meeting the specified criteria within 18 months of the effective date of its initial public offering, all of the deposited funds in the escrow account must be returned to investors.


4.   ACQUISITION AGREEMENT

In December 2000, the Company executed an agreement with RRUN Ventures Inc., a private Nevada corporation, and its shareholders to acquire all of the issued and outstanding common shares of RRUN Ventures Inc. in exchange for 305,439 of the Company's common shares. Consummation of this transaction is conditional, among other things, upon the acceptance of the reconfirmation offer by the holders of at least 80% of the common shares subscribed for in the initial public offering described in Note 3.


5.   SUBSEQUENT EVENTS

Subsequent to June 30, 2001:

    a) The cash and common shares described in Note 3 were released from escrow as a result of the reconfirmation by the investors of their investment.

    b) The Company completed the acquisition described in Note 4 and issued 305,439 common shares.

    c)  The Company's shareholders approved a name change to RRUN
Ventures Network Inc.

Item 13(b) Exhibits


      2.1  Agreement and Plan of Reorganization (1)
      2.2  Amendment to Merger Agreement (1)
      3.1  Amended Articles of Incorporation (1)
      3.2  Amended Bylaws
      3.3  Stock Option Plan of RRUN Ventures Network, Inc.
     16.0  Letter from Cordovano & Harvey (2)
     21.0  Subsidiaries of the Registrant
     99.1  Risk Factors
     99.2  Press Release dated October 11, 2001
     99.3  Press Release dated October 10, 2001
     99.4  Incentive Stock Option Agreement with Ray Hawkins
     99.5  Incentive Stock Option Agreement with Edwin Kwong
     99.6  Incentive Stock Option Agreement with Saya Kyvrikosaios
     99.7  Incentive Stock Option Agreement with Pavel Bains
     99.8  Incentive Stock Option Agreement with Emanuel Koseos


(1) Incorporated into this Form 10-KSB by reference to the Registrant's previous filing of this Exhibit in its Form 8-K filed with the Commission on August 20, 2001.
(2) Letter dated August 28, 2001 is incorporated into this Form 10-KSB by reference to the Registrant's previous filing of this Exhibit in its Form 8-K/A filed with the Commission on September 17, 2001.

Item 13(c) Reports on Form 8-K

    None

Subsequent Events

On August 20, 2001 RRUN filed Form 8-K to report the following events occurring on August 17, 2001: Acquisition of Assets in relation to the merger between United Management and RRUN, Resignation of Director, Change in Certifying Accountants, Change in Fiscal Year and Change in Corporate Name. Financial Statements of Business Acquired and Pro forma financial information were filed with this report.

On September 17, 2001 RRUN filed Form 8-K/A to amend its earlier report to describe in Item 4 the changes in RRUN's certifying accountant and to attach to this report a copy of the response from its predecessor accountant.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RRUN Ventures Network, Inc.


By:
/s/ Ray Hawkins
----------------------------
Ray Hawkins, President
Date: October 15, 2001

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Ray Hawkins
-----------------------------
Ray Hawkins, Director
Date: October 15, 2001

/s/ Edwin Kwong
----------------------------
Edwin Kwong, Director
Date: October 15, 2001

/s/Saya Kyvrikosaios
--------------------------
Saya Kyvrikosaios, Director
Date: October 15, 2001