Form 10QSB
period 2001-09-30
RRUN VENTURES NETWORK INC
filed 2001-11-19
CIK 1088199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  September  30,  2001
                                            --------------------

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

Commission  File  No.  000-27233
                       ---------

                           RRUN VENTURES NETWORK, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

NEVADA                                   98-0204736
----------------                         ----------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification Number)

62 W. 8th Avenue, 4th Floor
Vancouver, British Columbia, Canada      V5Y 1M7
--------------------------------------   --------
(Address  of  principal  executive       (Zip  Code)
offices)

Issuer's  telephone  number,  including  (604)  682-6541
area  code:                              ---------------

Check  whether  the  issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( ).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

          Class                      Outstanding  as  of  September  30,  2001
          -----                      -----------------------------------------
$0.0001  par  value  Common  Stock                   14,614,724

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                    RRUN  VENTURES  NETWORK  INC.
                 (Formerly United Management, Inc.)
                   (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEET
                             (Unaudited)
                       (Stated in U.S. Dollars)



-------------------------------------------------------------------------------
                                                SEPTEMBER 30     DECEMBER 31
                                                   2001             2000
-------------------------------------------------------------------------------
ASSETS

Current
  Cash                                          $    22,591     $     10,794
  Goods and Services Tax recoverable                    358                -
  Prepaid expense                                     8,306              500
                                                -------------------------------
                                                     31,255           11,294

Capital Assets                                       10,010                -

Investment (Note 4)                                   6,750            6,750
                                                -------------------------------
                                                $    48,015     $     18,044
===============================================================================

LIABILITIES

Current
  Accounts payable . . . . . . . . . . . . . .  $   495,374     $     32,114
  Loans and advances payable (Note 6)               331,434           66,803
                                                -------------------------------
                                                    826,808           98,917
                                                -------------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    100,000,000 common shares,
    par value $0.0001 per share

  Issued and outstanding:
    14,614,724 common shares                          1,461            6,109

  Additional paid-in capital                        109,744            4,622

Deficit                                            (889,999)         (91,604)
                                                -------------------------------
                                                   (778,793)         (80,873)
                                                -------------------------------

                                                $  48,015       $     18,044
===============================================================================

                         RRUN VENTURES NETWORK INC.
                     (Formerly United Management, Inc.)
                        (A Development Stage Company)

                  CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                              (Unaudited)
                         (Stated in U.S. Dollars)



--------------------------------------------------------------------------
                                     THREE         NINE         INCEPTION
                                     MONTHS       MONTHS        OCTOBER 12
                                      ENDED       ENDED          2000 TO
                                  SEPTEMBER 30  SEPTEMBER 30  SEPTEMBER 30
                                      2001         2001            2001
--------------------------------------------------------------------------

Revenue                            $   4,000     $     4,000  $      4,000
                                   ---------------------------------------
Expenses
   Administrative services              35,629       105,273       135,437
   Amortization                            906         1,375         1,375
   Consulting                          163,371       577,403       590,012
   Office and Sundry                    14,877        39,266        49,236
   Professional Fees                    38,548        49,049        70,830
   Travel                               17,306        30,029        34,973
                                   ---------------------------------------
                                       270,637       802,395       881,863
   Minority interest in loss
     Of subsidiary                        -             -            (219)
                                   ---------------------------------------
                                       270,637       802,395       881,644
                                   ---------------------------------------

Net Loss For The Period                266,637       798,395       877,644
==========================================================================

Net Loss Per Share                 $      0.03    $     0.12
=============================================================
Weighted Average Number Of
 Common Shares Outstanding          9,166,075       6,913,402
=============================================================


                            RRUN  VENTURES  NETWORK  INC.
                       (Formerly  United  Management,  Inc.)
                          (A  Development  Stage  Company)

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                              (Stated in U.S. Dollars)


------------------------------------------------------------------------------------

                                                THREE       NINE       INCEPTION
                                                MONTHS      MONTHS     OCTOBER 12
                                                ENDED       ENDED        2000 TO
                                             SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30
                                                2001          2001           2001
------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss for the period                    $ (266,637)  $ (798,395)  $ (877,644)

Adjustments To Reconcile Net Loss To Net
  Cash Used By Operating Activities
    Amortization                                    906        1,375        1,375
    Issue of common stock for expenses            4,000        4,000        8,200
    Minority interest in loss of subsidiary           -            -         (219)
    Goods and Services Tax recoverable             (358)        (358)        (358)
    Prepaid expense                              (8,306)      (7,806)      (8,306)
    Accounts payable                             78,652      387,456      419,570
    Loans and advances payable                   79,789      305,969      372,772
                                             ---------------------------------------
                                               (111,954)    (107,759)     (84,610)
                                             ---------------------------------------
Cash Flows From Investing Activities
  Net asset deficiency of legal parent at
    date of reverse take-over transaction             -            -      (12,355)
  Purchase of capital assets                     (5,127)     (11,385)     (11,385)
                                             ---------------------------------------
                                                 (5,127)     (11,385)     (23,740)
                                             ---------------------------------------
Cash Flows From Financing Activity
  Shares issued for cash                         13,400       13,400       13,400
                                             ---------------------------------------

Increase (Decrease) In Cash                    (103,681)    (105,744)     (94,950)


Cash Acquired On Acquisition Of Subsidiary      117,541      117,541      117,541

Cash, Beginning Of Period                         8,731       10,794            -

Cash, End Of Period                          $   22,591   $   22,591   $   22,591

====================================================================================

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                             ADDITIONAL
                                                               PAID-IN
                                         SHARES      AMOUNT    CAPITAL    DEFICIT      TOTAL
                                         --------------------------------------------------------
Shares issued for cash and services      4,200,000   $  4,200  $       -  $       -   $   4,200

Adjustment to number of shares
  issued and outstanding as a result
  of the acquisition of RAHX, Inc.
    RAHX, Inc.                          (4,200,000)    (4,200)         -           -     (4,200)
    RRUN Ventures Inc.                   5,708,780      5,709     (1,509)                 4,200
Adjustment to stated value of
  stockholders' equity to reflect
  minority interest in the net
  assets of RAHX, Inc. at the
  acquisition date                               -          -       (219)          -       (219)
Net asset deficiency of legal parent
  at date of reverse take-over
  transaction                                    -          -          -     (12,355)   (12,355)
Shares issued to acquire investment
  in Kaph Data Engineering Inc.            400,000        400      6,350           -      6,750
Loss for the period                              -          -          -     (79,249)   (79,249)
                                         --------------------------------------------------------

Balance, December 31, 2000               6,108,780      6,109      4,622     (91,604)   (80,873)

Adjustment to number of shares
  issued and outstanding as a result
  of the acquisition of RRUN
  Ventures, Inc.
    RRUN Ventures, Inc.                 (6,108,780)    (6,109)    (4,622)          -    (10,731)
    RRUN Ventures Network Inc.             288,420        288     10,443           -     10,731
Ascribed value of shares issued in
  connection with the acquisition of
  RRUN Ventures, Inc.                      305,439        306     28,325           -     28,631
                                        ---------------------------------------------------------

Increase in issued shares due to 20
  for 1 stock split                     11,283,321        594       (594)          -          -
Shares issued for debt                   1,867,544        187     54,257           -     54,444
Shares issued for cash                     670,000         67     13,333           -     13,400
Shares issued for services                 200,000         20      3,980           -      4,000
Loss for the period                              -          -          -    (798,395)  (798,395)
                                        ---------------------------------------------------------

Balance, September 30, 2001             14,614,724    $ 1,462   $109,744   $(889,999) $(778,793)
                                        =========================================================


                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was  incorporated  in  the State of Nevada, U.S.A., on October 12,
2000.

b)     Development  Stage  Activities

The Company was organized to develop innovative technology based ventures with a current emphasis on building new technologies for the entertainment and content industry. The Company's initial venture is RAHX, a business concept focused on the growing Peer-To-Peer (P2P) file exchange industry. The first branded RAHX product is Rahxware, a platform that uses P2P technologies to enable and enhance the distribution of digital media over the internet.

The Company is in the development stage, therefore, recovery of assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations, is dependent upon obtaining adequate financing to fulfill its development activities and achieve a level of sales to support its cost structure.

Management is of the opinion that sufficient short term funding will be obtained and that current negotiations with potential users of its products will be successful.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Consolidation

These consolidated financial statements include the accounts of the Company, its 100% owned subsidiary, RRUN Ventures, Inc., and its 67% owned subsidiary, RAHX, Inc.

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

b)     Development  Stage  Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

c)     Investments

Investments in companies owned less than 20% are recorded at the lower of cost or fair market value.

d)     Software  Development  Costs

The costs to develop new software products and enhancements to existing software products will be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, any additional costs will be capitalized.

e)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

f)     Amortization

Capital assets are being amortized on the declining balance basis at the following rates:

            Computer  equipment                   30%
            Computer  software                   100%
            Office  furniture  and  equipment     20%

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

g)     Financial  Instruments

The Company's financial instruments consist of cash, GST recoverable, prepaid expenses and accounts payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

h)     Net  Loss  Per  Share

Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive.


3.     ACQUISITION  OF  SUBSIDIARY

a) Effective November 13, 2000, RRUN Ventures, Inc. acquired 67% of the issued and outstanding shares of RAHX, Inc. by issuing 2,814,000 common shares. Since the transaction resulted in the former shareholders of RAHX, Inc. owning the majority of the issued shares of RRUN Ventures, Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by RAHX, Inc. of the net assets and liabilities of RRUN Ventures, Inc. Under this purchase method of accounting, the results of operations of RRUN Ventures, Inc. are included in these consolidated financial statements from November 13, 2000.

RRUN Ventures Inc. had a net asset deficiency at the acquisition date, therefore, the 2,814,000 common shares issued on acquisition were issued at an ascribed value of $Nil with the net asset deficiency of $12,355 charged to deficit. RAHX, Inc. is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

The  acquisition  is  summarized  as  follows:

  Current  Assets          $     11,357
  Current  Liabilities           23,712
                           -------------
  Net  Asset  Deficiency   $    (12,355)
                           =============

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     ACQUISITION  OF  SUBSIDIARY  (Continued)

b) Effective August 17, 2001, RRUN Ventures Network Inc. acquired 100% of the issued and outstanding shares of RRUN Ventures, Inc. by issuing 305,439 common shares. Since the transaction resulted in the former shareholders of RRUN Ventures, Inc. owning the majority of the issued shares of RRUN Ventures Network Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by RRUN Ventures, Inc. of the net assets and liabilities of RRUN Ventures Network Inc. Under this purchase method of accounting, the results of operations of RRUN Ventures Network Inc. are included in these consolidated financial statements from August 17, 2001.

Control of the net assets of RRUN Ventures Network Inc. was acquired for consideration of $28,631 representing the fair value of the assets of RRUN
Ventures Network Inc. RRUN Ventures, Inc. is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

The  acquisition  is  summarized  as  follows:


  Current Assets (cash)                  $117,541
  Current Liabilities                     (88,910)
                                       -----------
                                         $ 28,631
                                       ===========
4.   INVESTMENT


Kaph Data Engineering Inc. - 159
  common shares representing 15%
  of the Company's issued and
  outstanding common share capital       $  6,750
                                       ===========


5.     STOCK  OPTION  PLAN

The Company has granted stock options for the purchase of up to 600,000 common shares at $0.10 per share, and up to 518,000 common shares at $0.25 per share. All expiring on December 1, 2003.

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



6.     RELATED  PARTY  TRANSACTION

Loans and advances payable are due to related parties, are interest free, and have no specific terms of repayment.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Corporate  History

In August 2001, RRUN Ventures, Inc. merged with United Management, Inc. In the process we changed our name to RRUN Ventures Network, Inc. Also acquired in the merger was a majority shareholder position in RAHX, Inc., a Nevada Corporation, which was incorporated in 2000. In September 2001, we co-founded AXXUS Corporation and subsequently acquired a majority interest in AXXUS Corporation and RRUN founded RRUN Labs Incorporated and subsequently acquired 100% of the common stock of RRUN Labs Incorporated, a Delaware Corporation, which was incorporated in September 2001. At the end of September 2001, there was no activity in AXXUS Corporation and RRUN Labs Incorporated.

General  Overview

Our mission is to seek out and build a network of ventures specializing in various products and services in the digital technology industry. We will develop these new businesses through the use of our existing relationships with content owners, technology firms and our own staff knowledgeable in the areas of software development, technology, marketing and project management.

Our venture network currently consists of two technology-based business enabling networks and organizations, RAHX and AXXUS. These two companies combine to implement our initiatives: 1) the building of an advanced digital media network; and 2) the building of a new global marketplace that, interconnects consumers and businesses. The RAHX and AXXUS networks will be built on proprietary technology that utilizes Peer-2-Peer Distributed Architecture and contain Digital Rights Management Systems and Advanced Integration and Personalization Software.

Until the Company raises additional capital, the Company's vision for RRUN Labs Incorporated cannot be fully realized. At the end of October, we were unable to raise additional capital for the operation of RRUN Labs. We decided to suspend the operations of RRUN Labs Incorporated until further notice. All RRUN Labs Incorporated employees have been given a temporary leave of absence. We incurred significant obligations with regard to our Virginia operations and certain debts remain outstanding. The Company cannot make any assurances that the personnel currently contracted by RRUN Labs will continue their contract in the future should the Company obtain funds necessary to continue the vision of RRUN Labs Incorporated.

                                 Marketing Plan

Key  Objectives

Our marketing strategy will be a key factor in achieving success in its overall strategic plan. Effectively executing the marketing strategy will help the Company realize the following objectives:
  1.     Develop  a  RAHX.net  brand  awareness;
  2.     Build  a  strong  RAHX  customer  base;
  3.     Develop  RAHX  awareness  in  the  file  exchange  industry;  and
  4.     Complete  licensing  agreements  with  P2P  media  services.

     We will execute our marketing strategy for RAHX over three periods. The marketing strategy covers elements of distribution, promotion, and pricing. The marketing strategy spans across two years in accordance with the aforementioned implementation plan. (i.e. our initial implementation is planned over a period of two phases totaling twenty-four (24) months). During each phase and subsequent stages the marketing strategy evolves in accordance with development and distribution of RAHX.

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

Promotion  Strategy

The objective of the promotion strategy is to effectively invest promotion and advertising dollars to attain a critical mass of RAHX users and RAHX enabled licensees. Within the first year we hope to:

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

RESULTS  OF  OPERATIONS

We did not earn any revenues during the period ending September 30, 2001. We do not anticipate earning revenues until such time as the development of our web site is completed and we commence sales of advertising and RAHXWARE software subscription fees or per unit music charges. We are presently in the development stage and we can provide no assurance that we will be successful in completing development of our software or earning revenues from our software, web site and related products once development is complete.

We incurred operating expenses in the amount of $270,637 for the three months ended September 30, 2001. These operating expenses were comprised primarily of professional and consulting fees in the amount of $201,919. We also incurred office and related expenses in the amount of $14,877 during this period. We incurred a loss of $266,637 for the three months ended September 30, 2001. Our net loss was attributable entirely to our operating expenses.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We  had  cash  of  $22,591  as  of  September  30,  2001.
Management is of the opinion that sufficient short term funding will be obtained and that current negotiations with potential users of its products will be successful. If the short term funding is not realized, the company will be required to scale back its operating activities.


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

None

Item  2.  Changes  in  Securities

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

In August 2001, we acquired all of RRUN Ventures, Inc. issued and outstanding shares in exchange for 305,439 common shares of our common stock. Also in August 2001, our former President, Christine Cerisse, acting as an agent on behalf of various shareholders of our Company, executed a cancellation agreement in which 500,000 common shares which had been previously issued to these shareholders were cancelled.

During September of 2001, we issued 1,845,000 shares of its previously authorized, but unissued common stock. The shares were issued to officers and directors in exchange for the cancellation of debt. The transactions were valued at $0.02 per share. The transactions were isolated transactions with persons having a close affiliation with us and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

During September of 2001, we issued 670,000 shares of its previously authorized, but unissued common stock. The shares were issued to three persons in exchange for cash. The transactions were valued at $0.02 per share. The transactions were isolated transactions with persons having a close affiliation with us and were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During September of 2001, we issued 200,000 shares of its previously authorized, but unissued common stock. The shares were issued to one unrelated company in exchange for consulting services. The transaction was valued at $0.02 per share. The transaction was an isolated transaction with a person having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During September of 2001, we issued 2,544 shares of its previously authorized, but unissued common stock. The shares were issued to one person in exchange for the cancellation of debt. The transaction was valued at $1.00 per share. The transaction was an isolated transaction with a person having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During September of 2001, we issued 20,000 shares of its previously authorized, but unissued common stock. The shares were issued to one person in exchange for the cancellation of debt. The transactions were valued at $0.75 per share. The transaction was an isolated transaction with a person having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

We also issued incentive stock options to the following officers, directors and consultants.

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

These options were issued at various exercise prices between $0.10/share and $0.75/share.

Seven Hundred and Eighty One Thousand, Five Hundred (781,500) of these options were awarded to 21 employees and consultants working for RRUN, and Five Hundred Thousand (500,000) options were awarded to 5 Officers and Directors of RRUN.

We also issued warrants to purchase common stock to consultants and advisors. The warrants issued as of September 30, 2001 allowed the holders to purchase 1,719,650 shares of our common stock at exercise prices ranging from $0.10 to $3.00 per share. None of these warrants have been exercised as of September 30, 2001. No warrants were issued to our directors or officers. No warrant holder received an issuance of warrants to make such warrant holder a 5% or greater stockholder of the Company.


Item  3.  Defaults  upon  Senior  Securities

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
The Board of Directors of United called a special meeting of United Management, Inc. shareholders on August 17, 2001 to vote to approve the merger and the merger agreement between United and RRUN Ventures, Inc. There were 788,420 shares outstanding and entitled to vote at the meeting. 464,920 votes were cast in favor of adoption of the merger and zero votes were cast against adoption. During such meeting, the Company resolved to change its name from United Management, Inc. to RRUN Ventures Network, Inc. 415,420 shares were cast in favor of the adoption of this resolution and zero votes were cast against adoption. The Company resolved to increase the number of its Directors. Previously, the Company's Bylaws provided that the Board of Directors shall consist of between one and five members. The Company resolved that the Board may consist of a number from one to twelve Directors, as determined, from time to time by then existing Board of Directors. 415,420 votes were cast in favor of adoption of this resolution and zero votes were cast against adoption.

Item  5.  Other  Information

     None


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits
   ----------

     10.1    Cancellation  Agreement
     21.     Subsidiaries  of  the  Registrant
     99.1    Risk  Factors



(b)  Reports  on  Form  8-K
     ----------------------

On August 20, 2001 RRUN filed Form 8-K to report the following events occurring on August 17, 2001: Acquisition of Assets in relation to the merger between United Management and RRUN, Resignation of Director, Change in Certifying Accountants, Change in Fiscal Year to December 31 and Change in Corporate Name. Financial Statements of Business Acquired and Pro forma financial information were filed with this report.

On September 17, 2001 RRUN filed Form 8-K/A to amend its earlier report to describe in Item 4 the changes in RRUN's certifying accountant and to attach to this report a copy of the response from its predecessor accountant.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

RRUN  Ventures  Network,  Inc.

Date:     November  16,  2001


By:      /s/ Ray  Hawkins
         ---------------------------
         Ray  Hawkins,  President