Form 10KSB
period 2001-12-31
RRUN VENTURES NETWORK INC
filed 2002-04-16
CIK 1088199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  ________________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  June  30,  2001  to  December  31, 2001
                                         ---------------      ------------------

     Commission  File  No.  000-27233
                            ---------

                           RRUN VENTURES NETWORK, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                   98-0204736
-------------------------------                    ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

62 W. 8th Avenue, 4th Floor
Vancouver, British Columbia, Canada                V5Y  1M7
--------------------------------------             --------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (604) 682-6541
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

Revenues  for  2001  were  $4,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 9, 2002 is $ 3,851,710. Our common stock is quoted at the present time. At April 9, 2002, our stock's closing price was $0.30 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction.

The number of shares of the issuer's Common Stock outstanding as of December 31, was 14,614,724.

Documents Incorporated by Reference: Proxy Statement and Reconfirmation of Offering Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933. This statement was filed on August 8, 2001 and is incorporated by reference into Parts I, II and III of this filing.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

PART  I

Item  1.  Description  of  Business

Corporate History

United Management, Inc. was incorporated on January 29, 1997 under the laws of the State of Nevada. In December 2000, United entered into an agreement to merge with RRUN Ventures, Inc. by acquiring all of RRUN's issued and outstanding shares of capital stock. RRUN Ventures Inc. was founded in Vancouver, British Columbia in June of 2000 and incorporated in October 2000 under the laws of Nevada. Final approval of this merger was obtained from the shareholders in August, 2001. At the same time as the approval of the merger, United adopted its new name, RRUN Ventures Network, Inc. Also acquired in the merger was a majority shareholder position in RAHX, Inc., a Nevada corporation, which was incorporated in 2000. In September, 2001, RRUN co-founded AXXUS Corporation, a Nevada Corporation, which was incorporated in September, 2001.

In September, 2001,RRUN founded RRUN Labs Incorporated and subsequently acquired 100% of the common stock of RRUN Labs Incorporated, a Delaware Corporation., which was incorporated in September, 2001. Additional information regarding AXXUS and RRUN Labs may be found in the press releases dated October 10th and11th attached to Form 10-KSB filed on October 15, 2001. In addition, a discussion of the discontinuance of operations of RRUN Labs may be found in Form 8-K filed with the Commission on November 21, 2001.

General  Overview

RRUN Ventures Network Inc. ("RRUN" or "RRUN vni") is a venture development and holding company building and/or acquiring companies that will be serving the lifestyle needs of the 18-34 year Digital Generation through the production and marketing of lifestyle products and services.

RRUN vni hopes to build a network of innovative, profitable and global businesses. Furthermore, RRUN vni hopes to build shareholder value by developing innovative business concepts, processes and technologies. In addition, RRUN vni hopes to create an environment that attracts and retains talent, and nurtures the ideas and leaders of tomorrow.

The  company  intends  to  invest  capital into the following lines of business:

1. Media and Entertainment - businesses that produce and/or distribute content for the consumers across various mediums. These include music, live entertainment, filmed entertainment, online and offline publishing, online and offline interactive gaming, and digital media distribution.

2. Infrastructure Technologies - businesses that provide the foundation for people to interact and transact through multiple technology products. These include communication, commerce, and payment systems.

3. Lifestyle Products and Services - businesses that serve consumers with the products and services that satisfy their lifestyles. These include clothing, mobile phones, PDA's and ticketing services.

Currently the Company has two business units, RAHX Inc. (RAHX) and AXXUS Corporation (AXXUS), with RAHX being the Company's lead venture. The RAHX and AXXUS ventures both have offline and online technology components. The online components are built on proprietary technology that utilizes Peer to Peer (P2P) Distributed Architecture and contain Digital Rights Management Systems and Advanced Integration and Personalization Software.

In addition to RAHX and AXXUS, the Company has other business units currently in development.

In September of 2001 RRUN added a wholly owned research and development subsidiary, RRUN LABS Incorporated. RRUN LABS was formed to play a role in the development of the RAHX and AXXUS technologies. RRUN Labs operations were suspended indefinitely in November 2001 and all staff was terminated. This was due to RRUN's inability to continue funding the RRUN Labs operation.

The Company's RAHX venture has shifted its strategy from being focused solely on P2P music file exchange to one of developing an Entertainment Experience Network. RRUN hopes to deliver a number of RAHX branded entertainment products and services to its target market via an integrated network approach.

Revenue  Generation

As a venture development and holding company RRUN hopes to generate revenue through the following methods:

1. Product Sales - sales of products and services generated via the RRUN vni subsidiaries/business units.
2. Administration Fees - RRUN vni will charge its business units a number of fees that include: rent, utilities, leasing, corporate services.
3. Revenue Sharing - as a method of return of investment from a business unit, RRUN vni may directly share in the revenue generated by the unit.
4. Dividends - at the end of each period, RRUN vni will receive its proportionate profit share from the dividends issue, if any, from each of its business units.
5. Sale Of Business Units - RRUN vni will only sell a partial or full ownership stake in a business unit when the sale will benefit the RRUN vni shareholders more than continuing the operations of the unit through the RRUN vni organization.
6. Financing Charges - RRUN vni will earn interest and other financial related income for lending capital to its business units.
7. Venture Development & Support Services - RRUN vni will charge its subsidiaries fees for the use of its functional units that help develop the business unit. This includes use of the Accounting, HR, Marketing, Sales, Technology Development, and Finance .

CURRENT  BUSINESS  UNITS

RAHX  INC.  (PRONOUNCED  "ROCKS")

RAHX Inc. (RAHX) is currently the core business unit of RRUN. RAHX intends to promote and market entertainment products and services for the 18-34 year old Digital Generation.

RAHX product offerings are intended to include, but not be limited to, digital media software and online services, concerts and video games.

The  first  product  offerings  intended  to  be  released  from  RAHX  are:

1. RAHX 1.0 - a software and online web service that will allow users to exchange digital media files but also connect with their favorite shopping and services vendors. RAHX 1.0 will be powered by technology from AXXUS. RAHX 1.0 is a key product in development for RAHX. RAHX 1.0's digital media component/entertainment engine is called RAHX FX (File Exchange).
2. RAHX Live - a planned live entertainment production service. RAHX Live will service its target market with dynamic live entertainment ranging from concerts, festivals and special events.

The Company anticipates that attendees of RAHX Live events will remain connected and informed of upcoming events through RAHX 1.0. The management anticipates that additional offline and online product and service offerings will be evaluated, developed and added to the Entertainment Experience Network according to feasibility and return on investment.

RAHX  1.0  PRODUCT  DETAILS

The Company intends to develop RAHX 1.0. This product will be an online web service that uses Peer to Peer (P2P) technologies to enable and enhance the distribution of digital media files and communication and commerce with business vendors over the Internet. The RAHX 1.0 service will be enabled through its P2P oriented software that is installed with both consumers and their favorite vendors. Consumers will be able to communicate and exchange files among themselves in addition to being able to communicate and conduct commerce with vendors. RAHX 1.0's digital media component/entertainment engine will be called RAHX FX (File Exchange). RAHX FX is planned to be one of the initial key services of RAHX 1.0.

RAHX  FX  COMPONENT  PRODUCT  DETAILS

RAHX FX provides media users and content owners with an end-to-end solution of distributing music over the Internet by performing the following functions:

-  Facilitate  transfer  and  exchange  of  digital  media  files;
-  Manage  the  income  flow  from  consumers  to  content  owners;

-  Track  content  usage;
-  Store  income  for  the  benefit  of  content  owners;
-  Distribute  income  to  content  owners  and;
- Protect consumers with Internet security and content owners with digital rights management.

RAHX  1.0  TECHNOLOGY  OVERVIEW

For consumers, the RAHX 1.0 Service will be powered by the RAHX Lifestyle Manager (RAHX LM 1.0).
     - The RAHX LM will have two fundamental components: a lifestyle engine and an entertainment engine:
          - The lifestyle engine component features 1) instant messaging so users can communicate with one another; 2) an opt-in programmable concierge service that allows the user to set preferences to receive media product messages (i.e. release of new movie trailer, new music single, restaurant bookings, movie tickets, concert tickets etc.), amongst other functionalities.
          - The entertainment engine (RAHX FX) will allow users to search and download media (games, music, movies, etc.) through a paid legal system.

For entertainment businesses, the RAHX 1.0 Service will be powered by the RAHX Business Manager (RAHX BM 1.0).
     - The RAHX BM 1.0 will have two fundamental components: a direct marketing engine (for communication with consumers) and a business management engine (for communication and transactions with suppliers, partners and internal use).

RAHX  FX  TECHNOLOGY  OVERVIEW
RAHX FX will combine standard Internet and EDI protocols with XML programming and various other software tools. RAHX FX will consist of four subsystems: a file exchange system; content management system, commercial transaction system, and digital rights management system. These four systems are integrated to function as one unified RAHX FX system.

This  RAHX  FX  technology will produce the following features and capabilities:

- Royalty tracking - RAHX FX compiles accounting of all music single downloads by detailing copyright owners and accurately reporting music royalty remittance;

- Customer debit accounts - RAHX FX establishes debit accounts for its customers to facilitate their purchases of downloaded music;

- Transaction facilitation - RAHX FX uses a transaction-facilitating engine that simultaneously debits the account of a buyer and credits the accounts of the music owners;

- Catalogue database - RAHX FX syncs with new and existing and new music databases to accurately identify all music recordings within the exchange network; and

- Firewall protection - RAHX FX provides a security firewall to protect end users.

RAHX  1.0  REVENUE  GENERATION

The  Core  RAHX  1.0  Business  Model  will  operate  as  follows:

     1. Consumers are provided with the RAHX 1.0 Service (including the RAHX LM software) at no cost and are offered premium services through a monthly subscription fee. These premium services include content services and increased levels of entertainment services.
     2. Small to mid sized businesses an initial sign up fee, which includes the cost of RAHX BM software, and monthly subscription service to utilize the Business Service. Enterprise level businesses pay an initial sign-up fee, monthly service fees, and additional customization fees. All businesses pay for premium services such as marketing services, loyalty programs, and the right to private label the RAHX LM software.
     3. The interconnection between businesses and consumers that RAHX 1.0 provides creates a critical mass of buyers and sellers.
     4.   Every  activity  RAHX  1.0  facilitates  generates  transaction  fees.

Within RAHX 1.0, the Company anticipates RAHX FX to earn income for RRUN through a two-pronged business model Direct to Consumer Model and Licensing Model:
     1. In the Direct to Consumer Model, RAHX will provide an FX ( file exchange) service or P2P media service directly to consumers and will use its RAHX FX component of RAHX 1.0 to generate transaction fees by acting as an agent to facilitate transactions between consumers and content owners.
     2. In the Licensing Model, RAHX may license its RAHX FX software to other P2P media services that desire a method to generate revenue. RAHX will bill these file exchange services software license fees and transaction facilitation fees. Under this model, RAHX will earn a smaller transaction fee rate than in the direct to consumer model.


AXXUS  CORPORATION

AXXUS will be the backbone technology of RRUN's venture network. AXXUS focuses on "lifestyle improving" technologies. Services under AXXUS include the creation, integration, and implementation of customized e-commerce and communications solutions for businesses focused on the Digital Generations. RAHX
1.0 is the first application of AXXUS' core product, the AXXUSNET Platform. This product suite is an integrated platform that will enable online and offline systems to deliver various services. In doing so, AXXUS hopes to create a common "standard" of delivery in function and software design for communication, commerce and interactive services. AXXUS is primarily focused on being a technology backbone for the RAHX 1.0 online web service and its RAHX FX component. As RRUN develops, AXXUS will begin to develop its own business plan.

1. In development stage is THE AXXUS NETWORK MARKETPLACE, another product that will be introduced using AXXUS technology. It is hoped that this global marketplace will be made up of an infrastructure-type network of everyone in the supply chain including consumers, retailers, distributors, wholesalers and manufacturers. AXXUS intends to extend market reach by channeling online and offline services into a multidimensional and multilevel distribution network that integrates intelligent devices and user valuation systems. AXXUS will be the lead venture in the second initiative of RRUN and hopes to establish a standard in delivering products and services that improve the way consumers and businesses interact, transact and communicate over digital mediums to ultimately enhance the lifestyle experience of the end user. RAHX will use AXXUSNET for an entertainment industry application. Other applications of AXXUS will be developed for other industries through future partners and/or licensees. AXXUS also plans to provide support services to its partners such as RAHX and also provide AXXUS Enterprise Services - customized technology solutions built for large businesses.


RAHX  MARKET  ANALYSIS


RAHX  1.0  Digital  Media  and  P2P  Media  Services  Market  Analysis

Currently, there is an effort to merge telecommunications and content management to enhance the delivery of content to consumers. Cable and wireless technologies are being re-focused as content distribution platforms, resulting in an increase of audio and video distribution devices. The mass proliferation of P2P applications and broadband technologies has enabled consumers to increase their enjoyment of digital entertainment:

1.   One-third  of  all  Internet  users  will  use next-generation peer-to-peer computing services to store and share personal data by 2005. (National Post, 2001)
2. 28 million or one third of US homes will use a high-speed connection by the year 2005, a 5-year increase of 22 million people. (Jupiter Communications,
     2000)

Consumers are now requiring entertainment to be directly delivered to their devices on demand. As a result, the market potential for delivering legal and secure entertainment through Internet technologies is expected to be significant:

Before P2P Media Services emerged, Internet users located certain digital media such as music over the web by spending time searching websites for specific music recordings, or by visiting MP3 music sites like MP3.com and Emusic.com, where they were given access to a limited amount of music and were required to pay for it. Napster entered the P2P Media Service and provided users with a convenient method of locating music. Users were now able to type a music title in a search field and any computer that contained the search item throughout the network was displayed.

Digital Media Services such as the RAHX FX component of RAHX 1.0 should have a growing market for which it can use for the benefit of its shareholders. For example, consumers are already able to trade movies in the controversial Div-X format. Just like MP3s impacted the music industry, Div-X is doing the same for the movie industry. Div-X movies are DVD quality and can be copied from a PC hard drive to a regular CD. The CD is then played in a standard DVD player. Other digital files currently being exchanged over P2P Media Services are e-books, text documents, photo images, and software programs. In addition, we believe P2P Media Services in the future will also facilitate online video gaming and video on demand. As a result, RRUN believes that the consumer demand for these Digital Media and P2P Media Services will continue to expand, resulting in potentially greater revenue streams for companies that possess a sustainable business model.


RAHX  1.0'S  RAHX  FX  COMPONENT  COMPETITIVE  BUSINESS  CONDITIONS

In the past few years, there were over 25 music P2P Media Services on the Internet, and eight, have emerged as the major participants due to their claims of large consumer user bases: Napster, Gnutella, Hotline, Cute MX, iMesh, AudioGalaxy, Morpheus and Spin Frenzy. As of today a number of these services may no longer exist. These companies were the first to offer P2P Media
Services, and, quickly amassed large user bases because they charged no user fees

Napster, Morpheus, and other companies with the same "free music sharing" concept, are currently or have been subject to a number of highly publicized lawsuits because, among other things, it was argued that they promote the use of a software that violates the rights of music copyright owners including major record labels Sony and Universal. As a result of these lawsuits, two new competitors in the Digital Media Services market were formed through joint ventures with music industry giants and Internet powerhouses. MusicNet, a joint venture between RealNetworks, AOL Time Warner, Bertelsmann AG and EMI recorded Music, and Pressplay, a joint-venture between Sony Music Entertainment and Universal Music Group with the affiliates of Yahoo, MSN and MP3.com, have both announced plans to enter into the market. Both new companies plan to offer digital download services and possible P2P file sharing services in exchange for either a subscription fee or sharing fee charge. As of today both Musicnet and Pressplay have begun testing or launched with limited catalogs. Details of the structure of these companies have yet to be fully disclosed.

INTELLECTUAL  PROPERTY

PATENTS

The  RAHX  1.0  (including RAHX FX, RAHX LM, RAHX BM) and AXXUS (including AXXUS
NET) platforms are proprietary properties consisting of numerous individual proprietary assets. RRUN has begun to prepare the necessary documents to facilitate the Company's plan to file for various patents. RRUN has begun preparing the system architecture designs that will accompany the patent applications.

In regards to RAHX and its' subsystems, RRUN intends to patent the base concept, business model, and subsequently the data model architecture. The patenting will include software/hardware components at a high level. Individual software and/or hardware components built to work within the initial framework of the RAHX platform will also undergo copyright, followed by patenting. It takes two to three years to complete a patent, so as the system grows, it is initially copyrighted and a patent is filed when the entire system is integrated. At the inception phase any component will be linked to a manufacturing process that may be copyrighted for uniqueness, and included in the design requirements for the patent.


POTENTIAL  LIABILITY

From Digital Distribution of Copyrighted Music in addition to the Risk Factors described in the Exhibit to this filing, the operation of RRUN's RAHX FX digital media component may result in liabilities or levels of unacceptance that may affect its profitability. Specifically, one or more of the factors listed below may result in liability or levels of unacceptance that may harm its present or future operations:

1) If RRUN's RAHX FX products and services do not accurately or completely provide rights reporting information, record companies and artists might not use its platform to digitally deliver their recorded music, and its business might be harmed.

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

 - There is a possibility that patent applications or trademark registrations may not be approved. Even if they are approved, its patents or trademarks may be successfully challenged by others or invalidated.

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

EFFECT  OF  EXISTING  OR  PROBABLE  GOVERNMENTAL  REGULATIONS  ON  THE  BUSINESS

RAHX FX is designed to accurately record, collect, and distribute music royalties to their rightful owners. Since digital music emerged on the Internet, record companies have been searching for a viable system that allows them to use a financial system that will appeal to consumers. The RAHX FX digital media component allows for consumers to purchase music for a reasonable price, and in turn deposit the money into the account of the copyright owner. Second, if other P2P media services employ the RAHX FX financial subsystem, RRUN expects that it may save record companies and copyright owners the time and money otherwise expended in lawsuits. Third, RRUN anticipates that through RAHX FX, artists and record labels can generate revenue for no additional costs. For every dollar generated on a sale of a CD, tape, or vinyl record, the artist and record label incurs costs due to the manufacturing and marketing dollars spent on the physical recording. With digital music, there is no additional manufacturing or marketing costs as the music product of the artist and record label is only a digital file of a sound recording. Fourth, RRUN believes that RAHX FX will allow consumers to easily locate outdated or hard-to-find songs; and can provide compensation to copyright owners for these music recordings. Many times record companies stop distributing music recordings because it may be too expensive to manufacture and inventory product that is not in high demand. As a result, consumers are unable to find older music, and artists are not able earn revenue from these potential sales. RAHX FX expects that it can provide a system that will benefit both consumers and artists. Fifth, RRUN expects that RAHX FX will give independent artists an opportunity to showcase their talent and generate revenue from the sales of their music. Through RAHX FX, independent artists may have another medium that directly distributes their music over the Internet. As a result, artists may be able to maximize their revenues and retain control of their music.


EMPLOYEES

At December 31, 2001, RRUN had five Executive Officers and three Directors, and employed a total of 13 people including officers and employees . RRUN and its subsidiaries intend to hire additional employees in the foreseeable future.

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

RRUN expects to incur research and development expenditures over the twelve months following December 31, 2001. The amounts to be incurred are entirely dependent upon the amount of additional funding we will require to support such efforts. It is impossible to give a meaningful forecast at this time as to the amounts of research and development expenditures that will be incurred.

                                          Year Ended          Year Ended
                                        June 30, 2001       Dec. 31, 2001
                                        -------------       -------------
RRUN  Ventures  Network,  Inc.               $0                $778,258

Item  2.  Description  of  Property

We have no real estate property holdings and at this time we have no agreements to acquire any properties. During August 2001, the Company moved its headquarters into leased premises at 62 W. 8th Avenue, 4th Floor, Vancouver, British Columbia, Canada V5Y 1M7. RRUN has an option to secure additional space in the building. The lease commitment expires on December 31, 2002.

Item  3.  Legal  Proceedings

Other than the proceedings described herein, RRUN is not a party to any material legal proceedings and to RRUN's knowledge, no such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.

Randolph C. Demuynck filed a lawsuit in February, 2002 in the Lynchburg General District Court for the Commonwealth of Virginia. The action concerned an alleged claim for unpaid wages of an employee of RRUN Labs, Inc., a subsidiary of RRUN Ventures Network, Inc. The amount of the lawsuit is $7,524.42, not including interest accruing from October 30, 2001 at 9% plus court costs of $56.

James E. Silverstrim filed a lawsuit in February, 2002 in the Lynchburg General District Court for the Commonwealth of Virginia. The action concerned an alleged claim for unpaid wages of an employee of RRUN Labs, Inc., a subsidiary of RRUN Ventures Network, Inc. The amount of the lawsuit is $11,439.67, not including interest accruing from October 30, 2001 at 9% plus court costs of $56.

In April, 2002, the Company received notice that Luke Kolesar filed a lawsuit against the Company in Lynchburg General District Court for the Commonwealth of Virginia. The action concerned an alleged claim for unpaid wages of an employee of RRUN Labs, Inc., a subsidiary of RRUN Ventures Network, Inc. The amount of the lawsuit is $6,853.85, not including interest accruing from October 30, 2001 at 9% plus court costs of $56.

In addition, the Company believes that there are approximately two-dozen other former employees of RRUN Labs, Inc. who are owed wages by RRUN Labs, Inc. The total amount of unpaid wages claims, not yet subject to any lawsuit against the Company, is approximately $168,000. All amounts have been included in the Financial Statements as of December 31, 2001.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

There were no matters submitted during the fourth quarter of the fiscal year ended December 31, 2001, to a vote of security holders through the solicitation of proxies or otherwise.

                                   Part  II

Item  5.  Market for Registrant's Common Equity and Related Stockholders Matters

Prior to September, 2001, there was no trading market for our common stock. The Company received approval for listing and in September, 2001, the Company obtained a trading symbol of "RRUN" and began trading on the NASD Over-the-Counter Bulletin Board. Although we have a listing on the Bulletin Board, it is impossible to know or predict from day to day how active that market will be. There presently is a trading market for our stock, however, we cannot guarantee that a trading market will continue. As at December 31, 2001 there were 144 record holders of the Company's common stock.

Market  Price

Our common stock is quoted at the present time. At April 9, 2002, our stock's closing price was $0.30 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The Securities and Exchange Commission has adopted a Rule that defines a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is presently considered a "penny stock" and is subject to such market rules.

                                      HIGH              LOW
                                      -----             -----
2001**
First Quarter                         Not Trading*
Second Quarter                        Not Trading*
Third Quarter                         $3.10             $1.50
Fourth Quarter                        $1.50             $0.45

2002**
First Quarter                         $0.60             $0.10

--------------------------------------------------------------------------------
*Trading  of  our  stock  did  not  begin  until  late  September  2001.
**  The  prices  are  all  "closing"  prices  and appear as approximate figures.

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

During December of 2001, the Company issued 100,000 shares of its previously authorized, but unissued common stock. The shares were issued to one person in exchange for cash. The transaction was valued at $0.20 per share. For each share issued, the purchaser was also given warrants for the purchase of 2 common shares at $0.20 per share. The transaction was an isolated transaction with one person having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.


RRUN also issued during the fiscal year ended December 31, 2001, incentive stock options to the following officers, directors and consultants.

              Optionee                      Options Granted
              --------                      ---------------
        Ray Hawkins                             100,000
        Pavel Bains                             100,000
        Edwin Kwong                             100,000
        Saya Kyvrikosaios                       100,000
        Emanuel Koseos                          100,000
        16 other consultants & employees        781,500
                                             -----------
        Total # of Options Granted            1,281,500


The options have various exercise prices of between $0.10/share and $0.75/share. The options were issued to a total of 21 officers, directors, employees and consultants all having a close association with the Company and were exempt from registration under Section 4(2) of the Securities Act of 1933.

RRUN also issued common stock warrants to staff, consultants and advisors. No warrants were issued to Directors and Officers. No warrant holder received an issuance of warrants to make such warrant holder a 5% or greater stockholder of the Company. The total number of warrants issued as of December 31, 2001 was 1,744,650 shares with an exercise price ranging from $0.10 to $3.00 per share. None of these common stock warrants has been exercised as of December 31, 2001. The warrants were issued for services rendered to a total of 14 staff, consultants and advisors, all having a business association with the Company and were exempt from registration under Section 4(2) of the Securities Act of 1933.



Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Plan  of  Operation


The following discussion should be read along with the financial statements and notes, and by other more detailed financial information appearing in other parts of this annual report.

BUSINESS  STRATEGY  FOR  RAHX  1.0

From System Architecture Design to Alpha and Beta releases and testing to full release, RAHX hopes to be develop RAHX 1.0 at an accelerated cycle of six to nine months. The development of all features of RAHX 1.0 will require a staff of 25 consisting of programmers/integrators, project managers, and a projected budget of $2 million. In the event the Company does not acquire the necessary capital, the Company plans to reduce the number of features in the 1.0 version of the product and to reduce the staff and capital required while still attaining the commercial release of a version of the product.

RRUN intends to file for a patent on RAHX and all of its components when it completes its working prototype. Although the technology used to create RAHX is proprietary, RRUN expects that others may be able to substantially reproduce the patented results within six months. RRUN expects that it must devote a minimum of approximately 5% of RAHX Inc. revenues towards RAHX research and development.

Over the twelve months following December 31, 2001, RRUN will conduct significant product research and development, or R & D for its Peer to Peer based (P2P) product, RAHX 1.0 and its RAHX FX component.

The R & D anticipated to be executed by RRUN for RAHX 1.0 will include but will not be limited to:

- Development of the RAHX 1.0 software and its RAHX FX software subset components
-  Development  of  the  RAHX  1.0  back  end  platform  system  (AXXUS)
-  Development  of  various  RAHX  1.0  software  licensee  user  tools
Such research and development is dependent upon our ability to raise sufficient capital to support R & D.

Within the twelve months following December 31, 2001, RRUN intends to invest significantly in equipment to be used in developing products, the RAHX 1.0 and AXXUS back end technology and corporate file servers. Such investment is dependent upon RRUN's ability to raise additional capital.

The  equipment  invested  in  will  include  but  not  limited  to:

- Audio and Video Production equipment for the development of the interactive front end websites

- Web, File, DNS and Proxy Servers that will handle the products' capacity needs
- Networking/Communication servers to load balance the traffic coming through the RAHX websites

RRUN will continue its main operations out of its Vancouver, British Columbia, Canada facility. RRUN currently operates a business development office in Los Angeles, CA and hopes to open other business development offices in U.S. cities.

RRUN  VENTURES  NETWORK  INC.  IMPLEMENTATION  PLAN

RRUN requires approximately $6,000,000 in operational capital for the 12 month period following December 31, 2001. The RRUN Ventures Network Inc. implementation is planned over a period of four phases totaling 12 months. Each phase is three months. The implementation plan during each phase describes the activity of RAHX across various departments such as Operations, Finance, Venture Development/Product Development, and Sales/Marketing/Business Development.

RRUN hopes to secure the financing to satisfy the capital needs for each phase through the execution of various funding methods, primarily private placement investments. RRUN hopes to achieve this by securing relationships with investment bankers, venture capitals, and/or finance advisors that have the experience and relationships to aid RRUN with its capital raising efforts. The source of the private placement financing will be comprised of a mix of principal shareholders, private investors and venture capitalist companies.
If the
funding is unavailable, in whole or in part, at the expected time, RRUN will delay implementation of entire components of certain aspects of the implementation plan until the necessary funding is secured. There cannot be any assurance that RRUN will raise sufficient capital to meet it business plan. In addition to delays to the implementation plan, if sufficient capital is not raised, RRUN may suffer consequences including but not limited to the following; RRUN may have to suspend or discontinue operations of one or more of its business units, such as RAHX; RRUN may have to suspend or discontinue its entire operation.


RRUN's  2002  implementation  plan  regarding  its  core  business unit RAHX is:

Phase One (Jan - March 2002): continue RAHX 1.0 software development; form RAHX Live division of RAHX, Inc.; continue sourcing additional vertical markets for AXXUS Net Software; commence venture development of new RRUN business units;

Phase Two (April - June 2002): Finalize Operations and Marketing plans; Commence testing of RAHX 1.0 service and software; develop first RAHX live events; release completed components of the RAHX 1.0 service; commence additional staff hiring.

Phase Three (July - September 2002): Secure capital; commence marketing of RAHX 1.0; open business development office in Toronto, Ontario; introduce new features of RAHX 1.0 when complete.

Phase Four (October - December 2002): continue marketing of RAHX 1.0; Secure next stage of Capital; open business development office in New York, NY; introduce new features of RAHX 1.0 when complete.

MARKETING  PLAN

KEY  OBJECTIVES

With RAHX 1.0 and its RAHX FX component being the initial key product under RRUN, the marketing strategy is designed to help the Company realize the following objectives:
1.  Develop  a  RAHX.com  brand  awareness  to  attract  customers;

2. Build a strong RAHX user and business customer base for its RAHX 1.0 service;
3.  Develop  RAHX  awareness  in  the  Digital  Media  industry.

The marketing strategy covers elements of distribution, promotion, and pricing. The marketing strategy spans across the upcoming fiscal year in accordance with the aforementioned RRUN implementation plan.

DISTRIBUTION  STRATEGY

The  objectives  of  the  distribution  strategy  are:

1)  To  execute  a  rapid,  efficient  and  widespread  deployment  of:
- The RAHX 1.0 online web service and its respective software products (RAHX FX, RAHX LM, RAHX BM)

2) To produce, launch and promote the RAHX.com and RAHX.net websites to serve as the distribution location for the RAHX 1.0 software products

3) To achieve a significant distribution reach through RAHX 1.0 business customers.

Whether we are able to achieve our distribution strategy will depend upon our ability to raise sufficient capital to support such strategy.

PROMOTION  STRATEGY

The objective of the promotion strategy is to effectively invest promotion and advertising dollars to attain a critical mass of RAHX users and RAHX enabled business. Dependent upon our ability to raise sufficient capital, within the first year RRUN hopes to:

-  Develop  RAHX  brand  awareness
-  Build  a  base  of  loyal  RAHX  users
-  Build  a  base  of  loyal  RAHX  business  users
-  Develop  relationships  with  digital  music companies and P2P Media Services
- Develop relationships with leading companies in the content industries, i.e., music, movies, publishing, etc.

The  details  of  the  promotion  strategy  are  as  follows:

The promotional mix will revolve around Direct Sales, Internet Marketing, Trade Shows, Promotions, Advertising and Publicity in support of the launches of RAHX.com and RAHX 1.0.

1)  Direct  Sales

RRUN intends to build a RAHX sales team that will research, develop, and maintain relationships with potential customers. This team is expected to serve as liaisons with licensee customers and constantly be on the front lines searching out new customers at tradeshows, conventions, etc.

2)  Internet  Marketing

RRUN seeks to develop a marketing program that will research, develop and implement an online marketing strategy to create RAHX.com and RAHX 1.0 service and software brand awareness and get the RAHX message to consumers and potential licensee customers. This will include search engine positioning, affiliate programs, online news releases, direct mailing lists, newsgroup monitoring, newsletter distribution, and other innovative web marketing tools still in development.

3)     Trade  Shows

Attendance at industry trade shows can provide RAHX 1.0 with an excellent cost effective opportunity to source potential partners, competition, and other product development opportunities. The RAHX sales team would attend trade shows that focus on the P2P and digital entertainment industry.

4)  Promotions

- Promotional teams - RAHX aims to develop brand awareness in the minds of its target consumer market and increase the RAHX 1.0 user base through street-level marketing tactics. The RAHX Promotion Teams will visit local hot spots frequented by the target consumers, including universities, nightclubs, sporting events, etc.

- Sponsorships - RAHX plans to sponsor entertainment, sporting, music and other events in each North American market that targets typical RAHX consumers. This effort can provide an opportunity to develop RAHX brand awareness and to associate the RAHX brand with the lifestyle of the target consumer.

5)  Advertising

Dependent upon our ability to raise capital, RAHX plans to implement an advertising campaign in each local market to create RAHX brand awareness and increase RAHX membership. The advertising campaign may be done through print, radio, and the Internet. Each of these mediums will be targeted towards the consumer market.

6)  Publicity

RAHX seeks to generate publicity through news releases, publicity campaigns and, charity events. These marketing initiatives are intended to spread the RAHX name in each local market and tie RAHX in with the local community.

PRICING  STRATEGY

RAHX 1.0 will be offered to consumers and businesses and licensees for free through the RAHX websites. However, as stated, consumers will be charged for premium services, and for downloading music a subscription fee or a per music recording price. RAHX and the content owners will set the actual price for the music fees.

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



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In response to this item we incorporate by reference our response set forth under Item 8 of our Form 10KSB filed with the Securities and Exchange Commission on October 15, 2001.


                                      PART  III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

Name                                Age     Offices Held
--------------------------------    ----    ------------------------------------
Ray A. Hawkins (1)                  32      President, Chief Executive Officer,
                                            Director
Edwin Kwong (1)                     30      Chief Operations Officer, Chief
                                            Financial Officer, Treasurer,
                                            Secretary and Director
Saya Kyvrikosaios (1)               34      Chief Venture Development. Officer,
                                            Director
Pavel Bains                         25      Executive  Vice President - Media &
                                            Entertainment
Emanuel Koseos                      40      Chief Technology Officer

(1)     Directors  were  appointed  to  the  Board  on  August  17,  2001.

TERMS  OF  OFFICE

All executive officers are employed by RRUN on a full-time basis. The above listed directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Director are filled by majority vote of the remaining Directors. The officers serve at the will of the Board of Directors. Saya Kyvrikosaios and Emanuel Koseos are related as Brothers. There are no other family relationships between any executive officer And director.

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

Edwin  Kwong  -  Director,  COO  and  CFO.

Mr. Kwong uses his background in finance and project management to oversee the day-to-day operations of RRUN.Mr. Kwong has over 5 years of international management consulting experience in Project Management and Finance in Canada and Asia. In 1993 Mr. Kwong received a Bachelor of Commerce in Finance from the University of British Columbia. In 1996 Mr. Kwong received a Graduate Diploma in Asian Pacific Management. From 1994-1996 Mr. Kwong worked as Investment Advisor Assistant for Great Pacific Management in Vancouver. From 1996 to 1997 Mr. Kwong acted as a consultant in Hong Kong for Manulife International Ltd. and Ernst and Young Management Consulting. From 1997-1998 Mr. Kwong was a Project Executive for Hopewell Holdings in Hong Kong and Indonesia. In 1998 Mr. Kwong completed his Level 1 examination in the Chartered Financial Analyst program. From 1999-2000 Mr. Kwong was the Senior Business Specialist for Intria Items Inc., a financial technology solutions division of Canadian Imperial Bank of Commerce.

Saya  Kyvrikosaios  -  Director,  Chief  Development  Officer.

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

SIGNIFICANT  EMPLOYEES

Other than those individuals described above, RRUN does not have any employees who are not executive officers that are expected to make a significant contribution to the business.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                     Number    Transactions   Known  Failures
                                     Of late    Not Timely    To File a
Name and principal position          Reports    Reported      Required Form
----------------------------------   -------   ------------   ------------------
Ray A. Hawkins                          1           0                 0
  CEO, President and Director
Edwin Kwong                             1           0                 0
  COO, CFO, Treasurer,
  Secretary and Director
Saya Kyvrikosaios                       1           0                 0
  Chief Venture Development.

  Officer and Director
Pavel Bains                             2           0                 0
  Executive Vice President,
  Media & Entertainment
Emanuel Koseos                          0           0                 0
  Chief Technology Officer

Note: Form 3 was filed by each Director within 30 days of the occurrence of the event necessitating the filing. Such event was the appointment by the Company to the Board of Directors or as an Officer of the Company.

Item  10.  Executive  Compensation

The following table sets forth certain information as to our President and the highest paid officers and directors for our last fiscal year ended December 31, 2001. No other compensation was paid to any such officers or directors during this time period.


                                 Annual Compensation Table
--------------------------------------------------------------------------------
--------------
                          Annual Compensation (1)           Long Term
Compensation
                          -----------------------           --------------------
------
                                                  Other
All
                                                  Annual  Restricted
LTIP     Other
                                                  Compen-   Stock   Options/
payouts  Compen-
Name         Title        Year   Salary   Bonus   sation   Awarded  SARs (#)
($)    sation
--------     -----------  ----  --------  ------  ------- --------- --------  --
-----  -------
Ray A.       President,   2001  $16,137    $0      $0       $0      100,000
$0       $0
Hawkins      CEO and
             Director
--------------------------------------------------------------------------------
--------------
Edwin        COO, CFO     2001   10,734     0       0        0      100,000
0        0
Kwong        and Director
--------------------------------------------------------------------------------
--------------
Saya         Chief        2001   24,712(2)  0       0        0      100,000
0        0
Kyvrikosaios Development
             Officer and
             Director
--------------------------------------------------------------------------------
--------------
Pavel        Exec. Vice   2001   16,752(3)  0       0        0      100,000
0        0
Bains        President
--------------------------------------------------------------------------------
--------------
Emanuel      Chief        2001    6,645     0       0        0      100,000
0        0
Koseos       Technology
             Officer
--------------------------------------------------------------------------------
--------------


(1) Unless otherwise noted, compensation is for the six month period ended December 31, 2001. There was no compensation paid by the Company to the officers or directors of the Company prior to that time. As of December 31, 2001, no retirement, pension or insurance programs or other similar programs have been adopted by RRUN for the benefit of its employees.

(2) Mr. Saya Kyvrikosaios was paid approximately 60% of this total in the six month period ending June 30, 2001.

(3) Mr. Pavel Bains was paid approximately 56% of this total in the six month period ending June 30, 2001.

Subsequent to December 31, 2001, the Company executed Management Services Memorandums with five key directors/officers which are effective January 1, 2002. In addition to total signing bonuses of $258,000 which have no specific payment date and are payable in cash or shares of the Company or its subsidiary, RAHX, Inc., the memorandums provide for performance bonuses and total annual compensation as follows:

               Year ended December 31, 2002 $ 460,000
               Year ended December 31, 2003 $ 460,000
               Year ended December 31, 2004 $ 460,000
               Year ended December 31, 2005 $ 380,000
               Year ended December 31, 2006 $ 380,000

                        Options/SAR  Grants  in  Last  Fiscal  Year
                                  (Individual  Grants)
-------------------------------------------------------------------------------
                                    Percent
                   Number of        of Total
                   Securities     options/SARs
                   Underlying       granted        Exercise
                   Options/SARs   employees in     or base
Name               granted (#)     fiscal year    price ($/Sh)  Expiration date
-----------------  -----------    ------------   ------------   ---------------
Ray A. Hawkins         100,000             7.8%  $      0.10         9/5/2004

Edwin Kwong            100,000             7.8%  $      0.10         9/5/2004

Saya Kyvrikosaios      100,000             7.8%  $      0.10         9/5/2004

Emanuel Koseos         100,000             7.8%  $      0.50         9/5/2004

Pavel Bains            100,000             7.8%  $      0.10         9/5/2004

-------------------------------------------------------------------------------




                Aggregated  Option/SAR  Exercises  in  Last  Fiscal  Year
                            and  FY-End  Option/SAR  Values




                                                                     Value of
                                                     Number of      unexercised
                                                     unexercised    in-the-money
                                                     options/SARs   options/SARs
                   Shares                            at FY-end(#)   at FY-end($)
                   acquired on                       exercisable/   exercisable/
Name               exercise (#)  Value realized ($)   unexercisable
unexercisable
------------------ ------------  ------------------  -------------  ------------
--
Ray A. Hawkins                0          0           75,000/25,000
$15,000/$5,000

Edwin Kwong                   0          0           75,000/25,000
$15,000/$5,000

Saya Kyvrikosaios             0          0           75,000/25,000
$15,000/$5,000

Emanuel Koseos                0          0           10,000/90,000
$2,000/$18,000

Pavel Bains                   0          0           75,000/25,000
$15,000/$5,000




Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management


The following table lists as of March 31, 2002, the beneficial ownership of RRUN's common stock by each person known by RRUN to beneficially own more than 5% of RRUN's common stock outstanding and by the officers and directors of RRUN as a group. Except as otherwise indicated, all shares are owned directly. RRUN knows of no other person who is the beneficial owner of more than five percent of RRUN's common stock. Unless specifically indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.



Directors, Officers and 5%                       Shares Beneficially
Stockholders                                            Owned
----------------------------------------------------------------------------
                                               Number             Percent
                                               -------            -------

550605 B.C. Ltd.                              2,814,000(1)          18.0%
4th Floor, 62 W. 8th Avenue
Vancouver, B.C. V5Y 1M7

Kaph Data Engineering Inc.                      530,000(2)           3.4%
409 Lakewood Street
Lynchburg, VA 24501

Ray A. Hawkins                                2,517,324(3)          15.9%
71-1075 Granville Street
Vancouver, B.C.  V6Z 1L4

Pavel Bains                                     855,000(3)           5.4%
#101 - 1001 Broadway
Vancouver, B.C. V6H 4E4

Edwin Kwong                                     780,000(3)           4.8%
#5 - 744 West 7th Avenue
Vancouver, B.C. V5Z 1B8

Saya Kyvrikosaios                               575,000(3)           3.7%
20230 Ashley Cresent
Maple Ridge, B.C. V2X 9N1

Emanuel Koseos                                  115,000(3)           0.8%
4th Floor, 62 W. 8th Avenue
Vancouver, B.C. V5Y 1M7


All RRUN directors and                        4,824,343(4)          29.5%
officers as a group (5persons)


(1) Ray A. Hawkins owns 74% of 550605 B.C. Ltd.
(2) Emanuel Koseos owns 85% of Kaph Data Engineering Inc.
(3) Includes shares issuable upon the exercise of options within 60 days.
(4) Includes 795,000 shares issuable upon the exercise of options within 60 days.



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

Certain  Relationships  and  Related  Transactions

1. Incentive Stock Options. Option rights issued to Officers and Directors under our Incentive Stock Option Plan. A copy of the Plan as well as Incentive Stock Option Agreements for each Executive Officer and Director were attached as Exhibits to Form 10-KSB filed on October 15, 2001.

2. As of September 1, 2001, RRUN Ventures Network Inc. owed a total of $321,598 to RRUN Ventures Network Inc.'s President and CEO, Ray Hawkins. RRUN is obligated to repay such loans as per terms of a Promissory Note issued to Ray Hawkins dated September 1, 2001. This debt is interest free and has a repayment term of one year from the date of September 1, 2001. In exchange for a reduction of $50,544 indebtedness by RRUN, Ray Hawkins subscribed to additional shares of common stock of the Company. Such stock subscriptions are described in further
detail under the "Resent Sales of Unregistered Securities".   The Company also
repaid $11,537 during the fourth quarter of 2001. In addition, at September 1, 2001, Ray Hawkins was granted the option to convert to common shares an additional $20,000 in debt owed by the Company. The terms of such conversion are that Ray Hawkins is granted the right to convert such debt to stock at $0.02 per share; however, Ray Hawkins cannot execute such conversion until after February 28, 2002.

In February, 2002, the Company executed an amendment to the Promissory Note dated September 1, 2001 with Ray Hawkins. The amended Promissory reflected the amount owning from RRUN to Ray Hawkins as of December 31, 2001, as a total of $259,517.00. RRUN is obligated to repay such loans as per terms of the amended Promissory Note issued to Ray Hawkins in February, 2002. The debt is interest free and has a repayment term of one year from the date of the February, 2002 Promissory Note. Ray Hawkins was granted the option to convert to common shares the entire amount of outstanding debt owed to Ray Hawkins by the Company. The terms of such conversion are that Ray Hawkins is granted the right to convert such debt to stock at $0.02 per share. Ray Hawkins cannot execute such conversion until after September 1, 2002.

amount of outstanding debt owed to Ray by the Company. The terms of such conversion are that Ray Hawkins is granted the right to convert such debt to stock at $0.02 per share. Ray Hawkins cannot execute such conversion until after September 1, 2002.


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

4. In September , 2001, RRUN Ventures Network, Inc. owed a total of $9,435 to RRUN Ventures Network, Inc.'s COO, Edwin Kwong. RRUN is obligated to repay such loans. This debt is interest free and repayable within one year from date of the promissory note issued to Edwin Kwong from RRUN dated
September 1, 2001. In exchange for a reduction of $3,900 indebtedness by RRUN, Edwin Kwong subscribed to additional shares of common stock of the Company. Such stock subscriptions are described in further detail under the "Resent Sales of Unregistered Securities". In addition, at September 1, 2001, Edwin Kwong was granted the option to convert the outstanding balance in debt to common shares at $0.02 per share; however, Edwin Kwong cannot execute such conversion until after September 1, 2002.

At December 31, RRUN Ventures Network Inc. owed a balance of $103,053 to Edwin Kwong. This debt is interest free and is repayable within one year from the Date of each promissory note, respectively issued to Edwin Kwong.
As of February 7, RRUN executed two Promissory Notes totaling $100,035. In addition, Edwin Kwong was granted the option to convert to common shares the outstanding balance in debt owed by the Company at $0.10 per share; however, Edwin Kwong cannot execute such conversion until after May 31, 2002. As of February 27, 2002, RRUN executed a Promissory Note totaling $5,550, where by Edwin Kwong was granted the option to convert to common shares the outstanding balance in debt owed by the Company at $0.17 per share; however, Edwin Kwong cannot execute such conversion until after August 31, 2002.

PART  IV
--------

Item  13.  Exhibits,  Financial  Statements  Schedules  and  Reports on Form 8-K
Exhibits


Item  13(a)  Financial  Statements


RRUN's audited Consolidated Financial Statements, as described below, are attached hereto.

1.     Audited  Financial  Statements
 (a)     Auditor's Report
 (b)     Consolidated Balance Sheets
 (c)     Consolidated Statements of Operations and Deficit
 (d)     Consolidated Statements of Cash Flows
 (e)     Consolidated Statements of Stockholder's  Deficiency
 (f)     Notes to Consolidated Financial Statements

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

                                                       Morgan & Company
                                                       Chartered Accountants


                                AUDITORS' REPORT



To  the  Shareholders
RRUN  Ventures  Network  Inc.
(Formerly  United  Management,  Inc.)
(A  development  stage  company)


We have audited the consolidated balance sheets of RRUN Ventures Network Inc. (formerly United Management, Inc.) (a development stage company) as at December 31, 2001 and 2000, and the consolidated statements of operations and deficit accumulated during the development stage, cash flows and stockholders' equity for the year ended December 31, 2001, and for the period from inception, October 12, 2000, to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000, and the results of its operations and cash flows for the year ended December 31, 2001, and for the period from inception, October 12, 2000, to December 31, 2000 in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver,  B.C.                                          /s/ Morgan & Company

March  28,  2002                                          Chartered  Accountants

Tel: (604) 687-5841                          P.O. Box 10007 Pacific Centre
FAX: (604) 687-0075                          Suite 1488-700 West Georgia Street
www.morgan-cas.com        Member of ACPA     Vancouver, B.C. V7Y 1A1
                          International


                          RRUN  VENTURES  NETWORK  INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)



                                   DECEMBER  31

                                 2001        2000
                             ------------  ---------
ASSETS
Current
  Cash                         $   1,421  $ 10,794
  Goods and Services
   Tax recoverable                 5,014          -
  Prepaid expense                    342        500
                             ------------  ---------
                                   6,777     11,294

Capital Assets (Note 4)           36,929          -
Investment (Note 5)                6,750      6,750
                             ------------  ---------
                             $    50,456   $ 18,044
====================================================


LIABILITIES
Current
  Accounts payable           $ 1,113,855   $ 32,114
  Loans and advances
   payable (Note 6)              518,998     66,803
                             ------------  ---------
                               1,632,853     98,917
                             ------------  ---------

STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    100,000,000 common
     shares, par value
     0.0001 per share

  Issued and outstanding:
    14,614,724 common shares
    at December 31, 2001 and
    6,108,780 at
    December 31, 2000              1,462      6,109

  Add:  Share subscriptions
    received:
    50,000 common shares
    at December 31, 2001 and
    0 at December 31, 2000        10,000          -

  Additional paid-in
    capital                      109,744      4,622

Deficit                       (1,703,603)   (91,604)
                             ------------  ---------
                              (1,582,397)   (80,873)
                             ------------  ---------
                             $    50,456   $ 18,044
====================================================


                        RRUN  VENTURES  NETWORK  INC.
                    (Formerly  United  Management,  Inc.)
                        (A  Development  Stage  Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)



-------------------------------------------------------------
                                                INCEPTION
                                                OCTOBER 12
                             YEAR ENDED           2000 TO
                             DECEMBER 31        DECEMBER 31
                          2001        2000        2001
-------------------------------------------------------------
Revenue                  $    4,000  $        -   $    4,000

Expenses
  Administrative services    59,719      30,164       89,883
  Amortization                6,428           -        6,428
  Business development      216,408           -      216,408
  Consulting                 34,950      12,609       47,559
  Equipment leases           14,921           -       14,921
  Investor relations        126,147           -      126,147
  Marketing                  35,361           -       35,361
  Media design               60,123           -       60,123
  Office, rent and sundry    98,927       9,970      108,897
  Professional fees         112,731      21,781      134,512
  Software development      778,258           -      778,258
  Travel                     63,687       4,944       68,631
  Wages and benefits          8,339           -        8,339
                         ------------------------------------
                          1,615,999      79,468    1,691,467
                         ------------------------------------
Loss Before the
 Following                1,611,999      79,468    1,691,467
                         ------------------------------------
Minority Interest in
 Loss of Subsidiary               -        (219)        (219)
                         ------------------------------------

Net Loss For The Year    $1,611,999  $   79,249   $1,691,248
=============================================================

Net Loss Per Share       $     0.18  $     0.01
===============================================
Weighted Average
 Number Of Common
 Shares Outstanding       8,854,553   5,612,594
===============================================



                         RRUN  VENTURES  NETWORK  INC.
                   (Formerly  United  Management,  Inc.)
                      (A  Development  Stage  Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)


------------------------------------------------------------------
                                                    INCEPTION
                                                    OCTOBER 12
                                  YEAR ENDED         2000 TO
                                   DECEMBER 31      DECEMBER 31
                                 2001        2000        2001
---------------------------------------------------------------------
Cash Flows From Operating
 Activities
   Net loss for the year        $(1,611,999)  $(79,249)  $(1,691,248)

Adjustments To Reconcile Net
 Loss To Net Cash Used By
 Operating Activities
   Amortization                       6,428          -         6,428
   Issue of common stock
    for expenses                      4,000      4,200         8,200
   Minority interest in loss
    of subsidiary                         -       (219)         (219)
   Goods and Services Tax
    recoverable                      (5,014)         -        (5,014)
   Prepaid expense                      158       (500)         (342)
   Accounts payable               1,005,937     32,114     1,038,051
   Loans and advances payable       493,533     66,803       560,336
                                -------------------------------------
                                   (106,957)    23,149       (83,808)
                                -------------------------------------
Cash Flows From Investing
 Activities
  Net asset deficiency of legal
   parent at date of reverse
   take-over transaction                  -    (12,355)      (12,355)
  Purchase of capital assets        (43,357)         -       (43,357)
                                -------------------------------------
                                    (43,357)   (12,355)      (55,712)
                                -------------------------------------
Cash Flows From Financing
 Activities
  Shares issued for cash             13,400          -        13,400
  Share subscriptions received       10,000          -        10,000
                                -------------------------------------
                                     23,400          -        23,400
                                -------------------------------------

Increase (Decrease) In Cash        (126,914)    10,794      (116,120)

Cash Acquired On Acquisition
 Of Subsidiary                      117,541          -       117,541

Cash, Beginning Of Year              10,794          -             -
                                -------------------------------------

Cash, End Of Year               $     1,421   $ 10,794   $     1,421
=====================================================================



                                RRUN  VENTURES  NETWORK  INC.
                            (Formerly  United  Management,  Inc.)
                               (A  Development  Stage  Company)

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                        DECEMBER 31, 2001
                                     (Stated in U.S. Dollars)



                                            ADDITIONAL
                                             PAID-IN
                     SHARES      AMOUNT    CAPITAL     DEFICIT        TOTAL
                     ---------------------------------------------------------
Shares issued for
 cash and services   4,200,000   $ 4,200   $      -   $         -   $     4,200
Adjustment to number
 of shares issued
 and outstanding as
 a result of the
 acquisition of
 RAHX, Inc.
 RAHX, Inc.         (4,200,000)   (4,200)         -             -        (4,200)
 RRUN Ventures Inc.  5,708,780     5,709     (1,509)            -         4,200
Adjustment to
 stated value of
 stockholders' equity
 to reflect minority
 interest in the net
 assets of RAHX, Inc. at
 the acquisition date        -         -       (219)            -          (219)
Net asset deficiency
 of legal parent
 at date of reverse
 take-over transaction       -         -          -       (12,355)      (12,355)
Shares issued to acquire
 investment in
 Kaph Data
 Engineering Inc.      400,000       400      6,350             -         6,750
Loss for the period          -         -          -       (79,249)      (79,249)
                       ---------------------------------------------------------
Balance, December
 31, 2000            6,108,780     6,109      4,622       (91,604)      (80,873)

Adjustment to
 number of shares
 issued and outstanding
 as a result of the
 acquisition of RRUN
 Ventures, Inc.
 RRUN Ventures,
  Inc.              (6,108,780)   (6,109)    (4,622)            -       (10,731)
 RRUN Ventures
  Network Inc.         288,420       288     10,443             -        10,731
Fair value of shares
issued in connection
with the acquisition
of RRUN Ventures,
 Inc.                  305,439       306     28,325             -        28,631
                    -----------  --------  ---------  ------------  ------------
                       593,859       594     38,768       (91,604)      (52,242)
Increase in issued
 shares due to
 20 for 1 stock
 split              11,283,321       594       (594)            -             -
Shares issued for
 debt                1,867,544       187     54,257             -        54,444
Shares issued for
 cash                  670,000        67     13,333             -        13,400
Shares issued for
 services              200,000        20      3,980             -         4,000
Loss for the year            -         -          -    (1,611,999)   (1,611,999)
                    -----------  --------  ---------  ------------  ------------

Balance, December
 31, 2001           14,614,724   $ 1,462   $109,744   $(1,703,603)  $(1,592,397)
                    ============================================================


                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



1.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was  incorporated  in  the State of Nevada, U.S.A., on October 12,
2000.

b)     Development  Stage  Activities

The Company was organized as a holding company to develop or acquire innovative ventures with an emphasis on serving the lifestyle needs of the 18 - 34 year Digital Generation through the production and marketing of lifestyle products and services. The Company's initial venture is RAHX, a business concept focused on delivering, for its customers, a consolidated Entertainment Experience Network comprised of many services ranging from digital media peer to peer file exchange to live entertainment and online video games. The Company's other venture is AXXUS, an enhanced e-commerce and communication backbone technology.


c)     Going  Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at December 31, 2001, has a working capital deficiency of $1,626,076. The Company expects to continue to incur substantial losses to complete the development and testing of its technology. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Consolidation

These consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, RRUN Labs Inc. and AXXUS Corporation, and its 67% owned subsidiary, RAHX, Inc.

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

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

f)     Amortization

Capital assets are being amortized on the declining balance basis at the following rates:

Computer  equipment                   30%
Computer  software                   100%
Office  furniture  and  equipment     20%

g)     Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation" (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option vesting period.

h)     Financial  Instruments

The Company's financial instruments consist of cash, GST recoverable, prepaid expenses and accounts payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

i)     Net  Loss  Per  Share

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

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)


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

The  acquisition  is  summarized  as  follows:

Current  Assets               $  11,357
Current  Liabilities             23,712
                              ----------
Net  Asset  Deficiency        $ (12,355)
                              ==========

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

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



3.     ACQUISITION  OF  SUBSIDIARY (Continued)

     The  acquisition  is  summarized  as  follows:

     Current  Assets  (cash)                                     $   117,541
     Current  Liabilities                                            (88,910)
                                                                 ------------
                                                                 $    28,631
                                                                 ============


4.     CAPITAL  ASSETS

                                             2001                    2000
                                -------------------------------  ------------
                                         Accumulated   Net Book    Net Book
                                 Cost    Amortization    Value       Value
                                -------------------------------  ------------

Computer equipment              $40,621  $    6,106    $ 34,515  $         -
Computer software                   445         222         223            -
Office furniture and equipment    2,291         100       2,191            -
                                -------------------------------  ------------
                                $43,357  $    6,428    $ 36,929  $         -
                                ===============================  ============


5.     INVESTMENT


Kaph Data Engineering Inc. - 159 common shares
representing 15% of the Company's issued  and
outstanding  common  share  capital                              $     6,750
                                                                 ============


6.     STOCK  OPTIONS  AND  WARRANTS  OUTSTANDING

A total of 1,281,500 stock options have been granted at various prices between $0.10 and $0.75 per share and expire between September 5 and September 10, 2004. In accordance with the vesting provisions of these agreements, 735,800 stock options are exercisable at December 31, 2001.

In addition, common stock warrants for the purchase of up to 1,944,650 common shares have been issued at December 31, 2001 with exercise prices between $0.10 and $3.00 per share. These warrants expire between September 4, 2004 and September 18, 2006.

                           RRUN VENTURES NETWORK INC.
                       (Formerly United Management, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)


7.     RELATED  PARTY  TRANSACTIONS

Loans and advances payable are due to related parties, are interest free, and are repayable within one year. Certain of the loans and advances are convertible to common shares as follows:


                             CONVERSION      CONVERSION
            AMOUNT              PRICE           AFTER
            -----------      ---------- -----------------
           $     20,000     $    0.02   February 28, 2002
           $     25,654     $    0.02   September 1, 2002
           $      1,386     $    0.02   September 14, 2002
           $      1,000     $    0.02   September 17, 2002
           $    205,095     $    0.10   May 31, 2002
           $      9,417     $    0.12   August 31, 2002

8.     COMMITMENT

The Company has leased real estate at $2,675 per month to December 31, 2002, And at $9,000 per month to October 31, 2002.


9.     SUBSEQUENT EVENT

a)
Subsequent to December 31, 2001, the Company executed Management Services Memorandums with five key directors/officers which are effective January 1, 2002. In addition to total signing bonuses of $258,000, which have no specific payment date and are payable in cash or shares of the Company or its subsidiary, RAHX, Inc., the memorandums provide for performance bonuses and total annual compensation as follows:

         Year ended December 31, 2002      $  460,000
         Year ended December 31, 2003      $  460,000
         Year ended December 31, 2004      $  460,000
         Year ended December 31, 2005      $  380,000
         Year ended December 31, 2006      $  380,000

b)
Subsequent to December 31, 2001, a total of 2,200,000 stock options have been granted at various prices between $0.10 and $0.20 per share and expire between February 5 and February 25, 2005.

                                RRUN VENTURES NETWORK INC.
                            (Formerly United Management, Inc.)
                              (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 2001 AND 2000
                                (Stated in U.S. Dollars)



9.   SUBSEQUENT EVENTS (Continued)

c) Subsequent to December 31, 2001, the Company issued common stock warrants for the purchase of up to 900,000 common shares at various prices between $0.10 and $1.00. These warrants expire between January 17 and March 22, 2005.

d) Subsequent to December 31, 2001, the Company issued 500,000 common shares to settle accounts payable of $50,000 at December 31, 2001.

e) Subsequent to December 31, 2001, the Company issued 500,000 common shares as part consideration under a business consulting agreement entered into in February 2002.

f) Subsequent to December 31, 2001, the Company amended the terms of certain loans and advances referred to in Note 7 such that an additional $239,517 is convertible to common shares at $0.02 per share after February 28, 2002.

Item  13(b)  Exhibits
---------------------


     2.1     Agreement  and  Plan  of  Reorganization  (1)
     2.2     Amendment  to  Merger  Agreement  (1)
     3.1     Amended  Articles  of  Incorporation  (1)
     3.2     Amended  Bylaws  (2)
     3.3     Stock  Option  Plan  of  RRUN  Ventures  Network,  Inc.  (2)
    10.1     Sample of Form of Promissory  Note:  Ray  Hawkins
    10.2     Sample of Form of Promissory  Note:  Edwin  Kwong
    10.3     Lease  Agreement dated November 9, 1999 with RAH Media
    10.4     Assignment  of  Lease dated August 31, 2001 with RAH Media
    10.5     Management Services Memorandum: Ray Hawkins
    10.6     Management Services Memorandum: Edwin Kwong
    10.7     Management Services Memorandum: Saya Kyvrikosaios
    10.8     Management Services Memorandum: Pavel Bains
    10.9     Management Services Memorandum: Emanuel Koseos
    16.      Letter  from  Cordovano  &  Harvey  (3)
    21.      Subsidiaries  of  the  Registrant
    99.1     Risk  Factors
    99.2     Press  Release  dated  October  11,  2001  (2)
    99.3     Press  Release  dated  October  10,  2001  (2)
    99.4     Incentive  Stock  Option  Agreement  with  Ray  Hawkins  (2)
    99.5     Incentive  Stock  Option  Agreement  with  Edwin  Kwong  (2)
    99.6     Incentive  Stock  Option  Agreement  with  Saya  Kyvrikosaios (2)
    99.7     Incentive  Stock  Option  Agreement  with  Pavel  Bains  (2)
    99.8     Incentive  Stock  Option  Agreement  with  Emanuel  Koseos  (2)


(1) Incorporated into this Form 10-KSB by reference to the Registrant's previous filing of this Exhibit in its Form 8-K filed with the Commission on August 20, 2001.

(2) Incorporated into this Form 10-KSB by reference to the Registrant's previous filing of this Exhibit in its Form 10-KSB filed with the Commission on October 15, 2001.

(3) Letter dated August 28, 2001 is incorporated into this Form 10-KSB by reference to the Registrant's previous filing of this Exhibit in its Form 8-K/A filed with the Commission on September 17, 2001.

Item  13(c)  Reports  on  Form  8-K
-----------------------------------

On November 21, 2001, the Company filed a report on Form 8-K. It was reported under Item 5 of the report that the Company had indefinitely suspended the operations of its RRUN Labs research and development subsidiary and terminated all employees of that subsidiary. No financial statements were filed with the report.

There were no other reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RRUN  Ventures  Network,  Inc.


By: /s/ Ray Hawkins
----------------------------------------
Ray Hawkins, President
Date:  April 16, 2002

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Ray Hawkins
-----------------------------------------
Ray Hawkins, Director
Date:  April 16, 2002


By: /s/ Edwin Kwong
-----------------------------------------
Edwin Kwong, Director
Date:  April 16, 2002