Form 10QSB
period 2002-03-31
RRUN VENTURES NETWORK INC
filed 2002-05-20
CIK 1088199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  March  31,  2002

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  000-27233
                       ---------

                           RRUN VENTURES NETWORK, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

     NEVADA                                 98-0204736
----------------                            ----------
(State  or  other  jurisdiction  of         (I.R.S.  Employer
incorporation  or  organization)            Identification  Number)

62  W.  8th  Avenue,  4th  Floor
Vancouver,  British  Columbia,  Canada      V5Y  1M7
--------------------------------------      --------
(Address of principal executive offices)    (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                     (604)  682-6541
                                            ---------------

Check  whether  the  issuer
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( ).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

          Class                        Outstanding  as  of  March  31,  2002
----------------------------------     -------------------------------------
$0.0001  par  value  Common  Stock                    15,614,724

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                          RRUN  VENTURES  NETWORK  INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                         MARCH 31     DECEMBER 31
                                          2002           2001
------------------------------------------------------------------


ASSETS
Current
  Cash                                 $    31,993   $      1,421
  Goods and Services Tax
  recoverable                                1,671          5,014
  Prepaid expense                           14,089            342
                                       ---------------------------
                                            47,753          6,777

Capital Assets                              34,241         36,929
Investment                                   6,750          6,750
                                       ---------------------------

                                       $    88,744   $     50,456
==================================================================
LIABILITIES
Current
  Accounts payable                     $ 1,678,415   $  1,113,855
  Loans and advances payable               552,912        518,998
                                       ---------------------------
                                         2,231,327      1,632,853
                                       ---------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
 Authorized:
  100,000,000 common shares,
  par value $0.0001 per share

 Issued and outstanding:
  15,614,724 common shares
  at March 31, 2002 and
  14,614,724 at
  December 31, 2001                          1,562          1,462

 Add:  Share subscriptions received:
  571,250 common shares at
  March 31, 2002 and
  50,000 at December
  31, 2000                                 109,000         10,000

 Additional paid-in capital                219,644        109,744

Deficit                                 (2,472,789)    (1,703,603)
                                       ---------------------------
                                        (2,142,583)    (1,582,397)
                                       ---------------------------

                                       $    88,744   $     50,456
==================================================================



                           RRUN  VENTURES  NETWORK  INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)










---------------------------------------------------------------
                                                      INCEPTION
                                                      OCTOBER 12
                               THREE MONTHS ENDED     2000 TO
                                   MARCH 31           MARCH 31
                              2002         2001        2002
---------------------------------------------------------------

Revenue                      $    25,000  $        -  $   29,000
                             ------------------------------------
Expenses
  Administrative services          6,101      43,771      95,984
  Amortization                     2,687         226       9,115
  Business development           191,166           -     407,574
  Consulting                     260,001     267,524     307,560
  Equipment leases                 7,474           -      22,395
  Investor relations             171,774           -     297,921
  Marketing                          541           -      35,902
  Media design                    15,983           -      76,106
  Office, rent and sundry         50,972      15,034     159,869
  Professional fees               25,605       4,475     160,117
  Software development            38,888           -     817,146
  Travel                           9,650       6,654      78,281
  Wages and benefits              13,344           -      21,683
                             ------------------------------------
                                 794,186     337,684   2,489,653
                             ------------------------------------

Loss Before The Following        769,186     337,684   2,460,653

Minority Interest In Loss
Of Subsidiary                          -           -        (219)
                             ------------------------------------

Net Loss For The Period      $   769,186  $  337,684  $2,460,434
=================================================================
Net Loss Per Share           $      0.05  $     0.06
=====================================================

Weighted Average Number
Of Common Shares
Outstanding                   14,781,391   6,108,780
=====================================================


                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                                INCEPTION
                                                                  OCTOBER 12
                                      THREE MONTHS ENDED          2000 TO
                                           MARCH 31               MARCH 31
                                         2002        2001         2002
--------------------------------------------------------------------------------

Cash Flows From
Operating Activities
  Net loss for the period                $(769,186)  $(337,684)  $(2,460,434)

Adjustments To Reconcile
Net Loss To Net Cash
Used By Operating Activities
  Amortization                               2,687         226         9,115
  Issue of common stock for expenses        60,000           -        68,200
  Minority interest in loss of subsidiary        -           -          (219)
  Goods and Services Tax recoverable         3,343           -        (1,671)
  Prepaid expense                          (13,747)        500       (14,089)
  Accounts payable                         614,561     218,732     1,652,612
  Loans and advances payable                33,914     117,139       594,250
                                          -----------------------------------
                                           (68,428)     (1,087)     (152,236)
                                          -----------------------------------
Cash Flows From
Investing Activities
  Net asset deficiency of
   legal parent at date of
   reverse take-over transaction                 -           -       (12,355)
  Purchase of capital assets                     -      (6,022)      (43,357)
                                          -----------------------------------
                                                 -      (6,022)      (55,712)
                                          -----------------------------------
Cash Flows From
Financing Activities
  Shares issued for cash                         -           -        13,400
  Share subscriptions received              99,000           -       109,000
                                          -----------------------------------

                                            99,000           -       122,400
                                          -----------------------------------
Increase (Decrease) In Cash                 30,572      (7,109)      (85,548)

Cash Acquired On Acquisition
Of Subsidiary                                    -           -       117,541

Cash, Beginning Of Period                    1,421      10,794             -
                                          -----------------------------------


Cash, End Of Period                      $  31,993   $   3,685   $    31,993
=============================================================================



                                    RRUN VENTURES NETWORK INC.
                                  (A Development Stage Company)

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                          MARCH 31, 2002
                                           (Unaudited)
                                     (Stated in U.S. Dollars)



                                               ADDITIONAL
                                               PAID-IN
                         SHARES      AMOUNT    CAPITAL     DEFICIT        TOTAL
                      ---------------------------------------------------------

Shares issued for
 cash and services    4,200,000   $ 4,200   $      -   $         -   $    4,200
Adjustment to number
 Of shares
 issued and
 outstanding as
 a result of
 the acquisition
 of RAHX, Inc.
  RAHX, Inc.         (4,200,000)   (4,200)         -             -       (4,200)
  RRUN Ventures Inc.  5,708,780     5,709     (1,509)            -        4,200
Adjustment to stated
 value of
 stockholders' equity
 to reflect
 minority interest
 in the
 net assets of
 RAHX, Inc.
 at the acquisition
 date                         -         -       (219)            -         (219)
Net asset deficiency of
 legal parent at date of
 reverse take-over
 transaction                  -         -          -      (12,355)      (12,355)
Shares issued to acquire
 investment in Kaph Data
 Engineering Inc.       400,000       400      6,350             -        6,750
Loss for the period           -         -          -       (79,249)     (79,249)
                    -----------  --------  ---------  ------------  ------------

Balance, December
 31, 2000             6,108,780     6,109      4,622       (91,604)     (80,873)

Adjustment to
 number of
 shares issued
 and outstanding
 as a result of
 the acquisition
 of RRUN Ventures,
 Inc.
  RRUN Ventures,Inc. (6,108,780)   (6,109)    (4,622)            -      (10,731)
  RRUN Ventures
   Network Inc.          288,420       288     10,443             -       10,731
Fair value of
 shares issued
 in connection
 with the
 acquisition of
 RRUN Ventures,
 Inc.                   305,439       306     28,325             -       28,631
                    -----------  --------  ---------  ------------  ------------

                        593,859       594     38,768       (91,604)     (52,242)
Increase in
 issued shares
 due to 20 for
 1 stock split       11,283,321       594       (594)            -            -
Shares issued
 for debt             1,867,544       187     54,257             -       54,444
Shares issued
 for cash               670,000        67     13,333             -       13,400
Shares issued
 for services           200,000        20      3,980             -        4,000
Loss for the year             -         -          -    (1,611,999)  (1,611,999)
                    -----------  --------  ---------  ------------  ------------

Balance, December
 31, 2001            14,614,724     1,462    109,744    (1,703,603)  (1,592,397)

Shares issued
 for debt               500,000        50     49,950             -       50,000
Shares issued for
 services               500,000        50     59,950             -       60,000
Loss for the period           -         -          -      (769,186)    (769,186)
                    -----------  --------  ---------  ------------  ------------

Balance, March 31,
 2002                15,614,724   $ 1,562   $219,644   $(2,472,789) $(2,251,583)
                    ============================================================

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of March 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2001 audited consolidated financial statements and notes thereto.


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

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     NATURE  OF  OPERATIONS  (Continued)

c)     Going  Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at March 31, 2002, has a working capital deficiency of $ 2,183,574. The Company expects to continue to incur substantial losses to complete the development and testing of its technology. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.     SIGNIFICANT  ACCOUNTING  POLICIES

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

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

g)     Stock  Based  Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation" (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

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


RESULTS  OF  OPERATIONS

Calendar  Year  Ended  December  31,  2000

For the year ended December 31, 2000, we earned no revenues. During the year we incurred expenses of $79,468. The expenses incurred were predominately administrative, consulting and professional fees relating primarily to the merger of RRUN Ventures Inc. with United Management Inc. Since we had no revenues, we incurred a net loss from operations of $79,249 for the fiscal year after a Minority Interest In Loss of Subsidiary of $219.

Calendar  Year  Ended  December  31,  2001

For the year ended December 31, 2001, we earned revenues of $4000. These one time revenues were from Digital Design Interactive services provided by one of our internal support units. These revenues will not be recurring as that internal support unit is not a revenue producing unit. During the year we incurred expenses of $1,615,999. Of theses expenses, $778, 258 were software development costs. We incurred a net loss from operations of $1,611,999 for the fiscal year.

Calendar  Quarter  Ended  March  31,  2002

For the quarter ended March 31, 2002, we earned revenues of $25,000. The revenues were from licensing of rights for the use of our AXXUS technology. The licensing agreement was executed during the quarter and additional revenue will be earned from that agreement.

During the quarter, we incurred expenses of $794,186. These operating expenses included $38, 888 in software development, $260,001 in consulting fees and $191,166 in business development costs.
We incurred a net loss from operations of $769,186 for the fiscal quarter ended March 31, 2002.

We  do  not  anticipate  significant  revenue  growth  until  such  time  as:
1. the development of RAHX 1.0 software is completed, commercially released and has secured a significant customer base to generate revenues and;
2.  the  development  and  launch  our  RAHX  Live  business  division  unit  .

At this time, we continue to be a development stage company and can provide no assurance that we will be successful in completing development of our software or that we will earn revenues from our software, web site and related products once development is complete.

Liquidity  and  Financial  Condition

We  had  cash-on  hand  of  totaling  $31,993  as  of  March  31  2002.

We require approximately $6,000,000 in operational capital for the 12 month. We hopes to secure the financing to satisfy the capital needs for each phase through the execution of various funding methods, primarily private placement investments. We hopes to achieve this by securing relationships with investment bankers, venture capitalist, and/or finance advisors that have the experience and relationships to aid the Company with its capital raising efforts. The source of the private placement financing will be comprised of a mix of principal shareholders, private investors and venture capital companies. If the funding is unavailable, in whole or in part, at the expected time, we will delay implementation of entire components of certain aspects of the implementation plan until the necessary funding is secured. There cannot be any assurance that we will raise sufficient capital to meet it business plan. In addition to delays to the implementation plan, if sufficient capital is not raised, we may suffer consequences including but not limited to the following; we may have to suspend or discontinue operations of one or more of its business units, such as RAHX; we may have to suspend or discontinue operations.


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

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

Item  2.  Changes  in  Securities

Recent  Sales  of  Unregistered  Securities
-------------------------------------------


During January of 2002, we issued 100,000 shares of its previously authorized, but unissued common stock. The shares were issued to one person in exchange for cash. The transaction was valued at $0.25 per share. The transaction was an isolated transaction with a person having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During February of 2002, we issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued to two individuals in exchange for consulting services. The transaction was valued at $0.12 per share. The shares were registered on Form S-8 filed by the Company with the Securities and Exchange Commission.

During March of 2002, we issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued to one person in exchange for cancellation of debt. The shares were registered on Form S-8 filed by the Company with the Securities and Exchange Commission.

During March of 2002, we issued 31,250 shares of its previously authorized, but unissued common stock. The shares were issued to one unrelated company in exchange for cash. The transaction was valued at $0.32 per share. The transaction was an isolated transaction with a person having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During March of 2002, we issued 10,000 shares of its previously authorized, but unissued common stock. The shares were issued to one unrelated company in exchange for cash. The transaction was valued at $0.30 per share. The transaction was an isolated transaction with a person having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

As at March 31, 2002, we also issued incentive stock options to the following officers, directors and consultants.

            Optionee                                      Options  Granted
        ---------------                                   ----------------
        Ray  Hawkins                                              200,000
        Pavel  Bains                                              150,000
        Edwin  Kwong                                              180,000
        Emanuel  Koseos                                           120,000
        Other  Consultants  and  employees                      1,550,000
                                                             ------------
        Total  #  of  Options  Granted                          2,200,000


These options were issued at various exercise prices between $0.10/share and $0.20/share. One Million Five Hundred Fifty Thousand (1,550,000) of these options were awarded to 8 employees and consultants working for RRUN, and Six Hundred Fifty Thousand (650,000) options were awarded to 4 Officers and Directors of RRUN.

As at March 31, 2002, we also issued warrants to purchase common stock to consultants and advisors. The warrants issued allow the holders to purchase One Million (1,000,000) shares of our common stock at exercise prices ranging from $0.10 to $1.00 per share. No warrants were issued to our directors or officers. No warrant holder received an issuance of warrants to make such warrant holder a 5% or greater stockholder of the Company.

As  at  March 31, 2002, of all warrants issued, one warrant was exercised by one
individual  for a total of 180,000 shares at $0.20 per share.   In addition, one
warrant  to  one  unrelated  company  for  100,000  shares  was  cancelled.


Item  3.  Defaults  upon  Senior  Securities

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5.  Other  Information

None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits
   ----------


99.1     Risk  Factors


(b)  Reports  on  Form  8-K
     ----------------------

None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

RRUN  Ventures  Network,  Inc.

Date:     May  20,  2002


By:   /s/ Ray Hawkins
     -------------------------------
     Ray Hawkins,  President

By:  /s/ Edwin Kwong
     -------------------------------
     Edwin Kwong,  Principal  Accounting  Officer