Form 10QSB
period 2002-06-30
RRUN VENTURES NETWORK INC
filed 2002-08-19
CIK 1088199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  June  30,  2002

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

     (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( ).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

          Class                    Outstanding  as  of  June  30,  2002
          -----                    ------------------------------------
$0.0001 par value Common  Stock                 17,854,724

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                          RRUN  VENTURES  NETWORK  INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)




-----------------------------------------------------------------
                                       JUNE 30      DECEMBER 31
                                         2002           2001
-----------------------------------------------------------------

ASSETS
Current
  Cash                               $        85   $      1,421
  Goods and Services
  Tax recoverable                          2,613          5,014
  Accounts receivable                     25,000              -
  Prepaid expense                         11,955            342
  Notes receivable                        68,250              -
                                     ----------------------------
                                         107,903          6,777
Capital Assets                            31,555         36,929
Investments                                6,750          6,750
                                     ----------------------------

                                     $   146,208   $     50,456
=================================================================



LIABILITIES
Current
  Accounts payable                   $ 1,919,189   $  1,113,855
  Loans and advances payable             590,470        518,998
                                     ----------------------------

                                       2,509,659      1,632,853
                                     ----------------------------


STOCKHOLDERS' DEFICIENCY

Share Capital
 Authorized:
  100,000,000 common shares,
  par value $0.0001 per share

 Issued and outstanding:
  17,854,724 common shares
  at June 30, 2002 and
  14,614,724 common shares
  at December 31, 2001                     1,786          1,462

 Add:  Share subscriptions received:
  381,250 common shares
  at June 30, 2002 and
  50,000 common shares
  at December 31, 2001                    33,400         10,000

Additional paid-in capital               561,420        109,744

Deficit                               (2,960,057)    (1,703,603)
                                     ----------------------------
                                      (2,363,451)    (1,582,397)
                                     ----------------------------
                                     $   146,208   $     50,456
=================================================================




                             RRUN  VENTURES  NETWORK  INC.
                             (A Development Stage Company)

                   CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                      (Unaudited)
                               (Stated in U.S. Dollars)







                   THREE        SIX         THREE       SIX       INCEPTION
                   MONTHS       MONTHS      MONTHS      MONTHS    OCTOBER 12
                   ENDED        ENDED       ENDED       ENDED      2000 TO
                   JUNE 30      JUNE 30     JUNE 30     JUNE 30    JUNE 30
                   2002         2002        2001        2001        2002
                   -------------------------------------------------------------

Revenue            $    30,000  $    55,000  $        -  $        -  $   59,000
                   -------------------------------------------------------------



Expenses
  Administrative
   services                 38        6,139      25,873      69,644      96,022
  Amortization           2,685        5,372         243         469      11,800
  Business development 169,106      360,272           -           -     576,680
  Consulting            68,401      328,402     146,508     414,032     375,961
  Equipment leases       7,444       14,918           -           -      29,839
  Investor relations   104,178      275,952           -           -     402,099
  Marketing                  -          540           -           -      35,902
  Media design           6,071       22,055           -           -      82,177
  Office, rent
   and sundry           73,560      124,532       9,355      24,389     233,429
  Professional fees     32,461       58,066       6,026      10,501     192,578
  Software development  33,222       72,110           -           -     850,368
  Travel                15,589       25,239       6,069      12,723      93,870
  Wages and benefits     4,513       17,857           -           -      26,196
                   -------------------------------------------------------------

                       517,268    1,311,454     194,074     531,758   3,006,921
                   -------------------------------------------------------------

Loss Before The
Following              487,268    1,256,454     194,074     531,758   2,947,921

Minority Interest
In Loss
Of Subsidiary                -            -           -           -        (219)
                   -------------------------------------------------------------

Net Loss For
The Period         $   487,268  $ 1,256,454  $  194,074  $  531,758  $2,947,702

================================================================================

Net Loss Per
Share              $      0.03  $      0.08  $     0.03  $     0.09
====================================================================

Weighted Average
Number Of
Common Shares
Outstanding          17,165,054   15,979,807   6,108,780   6,108,780
====================================================================




                                RRUN VENTURES NETWORK INC.
                              (A Development Stage Company)

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                 (Stated in U.S. Dollars)


                   -------------------------------------------------------------
                   THREE        SIX         THREE       SIX       INCEPTION
                   MONTHS       MONTHS      MONTHS      MONTHS    OCTOBER 12
                   ENDED        ENDED       ENDED       ENDED      2000 TO
                   JUNE 30      JUNE 30     JUNE 30     JUNE 30    JUNE 30
                   2002         2002        2001        2001        2002
                   -------------------------------------------------------------
Cash Flows From
Operating Activities
 Net loss for
  the period      $(487,268)  $(1,256,454)  $(194,074)  $(531,758)  $(2,947,702)

Adjustments To
 Reconcile
 Net Loss To
 Net Cash Used
 By Operating
 Activities
   Amortization       2,685         5,372         243         469        11,800
   Issue of
    common stock
    for expenses          -        60,000           -           -        68,200
   Minority interest
    in loss of
    subsidiary            -             -           -           -          (219)
   Goods and
    Services Tax
    recoverable        (943)        2,401           -           -        (2,614)
   Accounts
    receivable      (25,000)      (25,000)          -           -       (25,000)
   Prepaid expense    2,134       (11,613)          -         500        11,955
   Accounts payable 240,776       855,336      90,072     308,804     1,869,478
   Loans and
    advances payable 37,558        71,472     109,041     226,180       631,808
                   -------------------------------------------------------------
                   (230,058)     (298,486)      5,282       4,195      (382,294)
                   -------------------------------------------------------------
Cash Flows
 From Investing
 Activities
  Net asset deficiency
   of legal
   parent at
   date of
   reverse take
   -over transaction      -             -           -           -       (12,355)
  Purchase of
   capital assets         -             -        (236)     (6,258)      (43,357)
                   -------------------------------------------------------------
                          -             -        (236)     (6,258)      (55,712)
                   -------------------------------------------------------------

Cash Flows From
 Financing Activities
  Shares issued
   for cash         273,750       273,750           -           -       287,150
  Share
   subscriptions
   received         (75,600)       23,400           -           -        33,400
                   -------------------------------------------------------------
                    198,150       297,150           -           -       320,550
                   -------------------------------------------------------------
Increase (Decrease)
In Cash             (31,908)       (1,336)      5,046      (2,063)     (117,456)

Cash Acquired
 On Acquisition
 Of Subsidiary            -             -           -           -       117,541

Cash, Beginning
 Of Period           31,993         1,421       3,685      10,794             -
                   -------------------------------------------------------------
Cash, End
 Of Period        $      85   $        85   $   8,731   $   8,731   $        85
================================================================================


                               RRUN VENTURES NETWORK INC.
                              (A Development Stage Company)

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                      JUNE 30, 2002
                                       (Unaudited)
                                (Stated in U.S. Dollars)



                                            ADDITIONAL
                                            PAID-IN
                     SHARES       AMOUNT    CAPITAL    DEFICIT       TOTAL
                    ------------------------------------------------------------
Shares issued for
 cash and services   4,200,000   $ 4,200   $      -   $         -   $     4,200
Adjustment to
 number of
 shares issued
 and outstanding
 as a result of
 the acquisition
 of RAHX, Inc.
 RAHX, Inc.         (4,200,000)   (4,200)         -             -        (4,200)
RRUN Ventures Inc.   5,708,780     5,709     (1,509)            -         4,200
Adjustment to
 stated value of
 stockholders' equity
 to reflect minority
 interest in the
 net assets of RAHX,
 Inc. at the
 acquisition date            -         -       (219)            -          (219)
Net asset deficiency
 of legal parent
 at date of
 reverse take-
 over transaction            -         -          -       (12,355)      (12,355)
Shares issued to
 acquire investment
 in Kaph Data
 Engineering Inc.      400,000       400      6,350             -         6,750
Loss for the period          -         -          -       (79,249)      (79,249)
                    ------------------------------------------------------------
Balance,
December 31, 2000    6,108,780     6,109      4,622       (91,604)      (80,873)

Adjustment to
 number of shares
 issued and
 outstanding as
 a result of the
 acquisition of
 RRUN Ventures, Inc.
 RRUN Ventures,
  Inc.              (6,108,780)   (6,109)    (4,622)            -       (10,731)
 RRUN Ventures
  Network Inc.         288,420       288     10,443             -        10,731
Fair value of shares
 issued in connection
 with the acquisition
 of RRUN Ventures,
 Inc.                  305,439       306     28,325             -        28,631
                    ------------------------------------------------------------
                       593,859       594     38,768       (91,604)      (52,242)
Increase in issued
 shares due to
 20 for 1 stock
 split              11,283,321       594       (594)            -             -
Shares issued
 for debt            1,867,544       187     54,257             -        54,444
Shares issued
 for cash              670,000        67     13,333             -        13,400
Shares issued for
 services              200,000        20      3,980             -         4,000
Loss for the year            -         -          -    (1,611,999)   (1,611,999)
                    ------------------------------------------------------------

Balance, December
 31, 2001           14,614,724     1,462    109,744    (1,703,603)   (1,592,397)

Shares issued
 for debt              500,000        50     49,950             -        50,000
Shares issued
 for services          500,000        50     59,950             -        60,000
Shares issued for
 cash and notes
 receivable          2,240,000       224    341,776             -       342,000
Loss for the period          -         -          -    (1,256,454)   (1,256,454)
                    ------------------------------------------------------------
Balance, June
 30, 2002           17,854,724   $ 1,786   $561,420   $(2,960,057)  $(2,396,851)
                    ============================================================


                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of June 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2001 audited consolidated financial statements and notes thereto.


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

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     NATURE  OF  OPERATIONS  (Continued)

c)     Going  Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at June 30, 2002, has a working capital deficiency of $2,401,756. The Company expects to continue to incur substantial losses to complete the development and testing of its technology. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

f)     Amortization

Capital assets are being amortized on the declining balance basis at the following rates:

Computer  equipment                   30%
                                      ===
Computer  software                    100%
Office  furniture  and  equipment      20%

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

RESULTS  OF  OPERATIONS

Calendar  Year  Ended  December  31,  2000

For the year ended December 31, 2000, we earned no revenues. During the year we incurred expenses of $79,468. The expenses incurred were predominantly administrative, consulting and professional fees relating primarily to the merger of RRUN Ventures Inc. with United Management Inc. Since we had no revenues, we incurred a net loss from operations of $79,249 for the fiscal year after a Minority Interest In Loss of Subsidiary of $219.

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

Calendar  Quarter  Ended  March  31,  2002

For the quarter ended March 31, 2002, we earned revenues of $25,000. The revenues were related to the licensing of rights for the use of our AXXUS technology. The licensing agreement was executed during the quarter and additional revenue will be earned from that agreement.

During the quarter, we incurred expenses of $794,186. These operating expenses included $38, 888 in software development, $260,001 in consulting fees and $191,166 in business development costs.

We incurred a net loss from operations of $769,186 for the fiscal quarter ended March 31, 2002.

Calendar  Quarter  Ended  June  30,  2002

For the quarter ended June 30, 2002, we earned revenues of $30,000. The revenues were related to the licensing of rights for the use of our AXXUS technology.

During the quarter, we incurred expenses of $487,268. These operating expenses included $33,222 in software development, $68,401 in consulting fees and $169,106 in business development costs.

We incurred a net loss from operations of $487,268 for the fiscal quarter ended June 30, 2002.

Liquidity  and  Financial  Condition

We  had  cash-on  hand  of  totaling  $85  as  of  June  30,  2002.

Due to major changes in market conditions, management of the company has decided to change its strategy to maximize its chances of success. The existing strategy has been to build urban lifestyle-based businesses based around software and on-line communities. We believe that our vision to build lifestyle businesses is still sound but that we need to change to an off-line focus with the on-line focus coming later. Accordingly we are focusing our immediate efforts on building a chain of urban music nightclubs as the base for our urban lifestyle businesses. These nightclubs will still use our software in order to become the center of on-line communities and we will still be using a branding approach so that we can sell other urban lifestyle products and services.

Our immediate aim is to acquire the first nightclub so that we can use it as a flagship for the chain and demonstrate our unique and proprietary entertainment concepts for use in our other clubs. We intend that the later clubs will be developed in new and existing locations in major cities throughout the US and Canada.

In order to finance the first acquisition we plan to raise capital through different types of offerings. We plan to fund new nightclub locations, including the first acquisition, through direct investments into the individual nightclubs and providing the investors with cash dividends and some stock in RRUN. This will reduce the potential dilution to RRUN shareholders. We also plan to raise capital by sale of stock in RAHX, our lifestyle subsidiary, which again will reduce dilution to RRUN shareholders. We also plan to invite direct investment into RRUN to provide funds for general corporate purposes. We believe that this plan will enable us to achieve our development goals with acceptable dilution to RRUN stockholders.

The Company believes that the first acquisition of a nightclub will require approximately a minimum of $500,000 for the acquisition plus approximately $100,000 in legal, accounting and administrative expenses. In addition it will require another $400,000 minimum for ongoing corporate purposes. This is a minimum total of approximately $1 million that will be required in the next quarter when it is planning to make the first acquisition. In the final quarter of this year it plans to make another acquisition. It believes that the cost of this acquisition will be approximately a minimum of $1.5 million and that another approximately $500,000 minimum will be required for the same purposes as listed above for the first acquisition and for ongoing corporate purposes. Thus the Company anticipates a minimum capital requirement of approximately $3 million by the end of the 2002 calendar year.

After the first two acquisitions the Company intends to develop other nightclubs from scratch rather than making acquisitions. It has a plan to open 6 additional nightclubs by the end of 2003 and anticipates that additional funding will be required to effect this. The company hopes this necessary funding will be less than the overall cost of opening these clubs, since the revenues from the first two clubs is hoped to generate enough cash flow to reduce the level of capital required. The Company has developed comprehensive business and financial plans that show that it can develop its chain of nightclubs on a cash positive basis and without incurring substantial dilution to stockholders such that the Company can increase its overall valuation substantially.

We are planning to secure the financing to satisfy the capital needs for each phase through the execution of various funding methods, primarily private placement investments. We plan to achieve this by securing relationships with investment bankers, and other private equity companies, that have the experience and relationships to aid the Company with its capital raising efforts. We have already commenced discussions with such companies.

Although the Company has capital raising strategies that are designed to minimize dilution to current shareholders, the Company may not be able to avoid significant dilution due to many factors, including but not limited to, the closing of financing at lower than the desired market price of the Company's common stock.

If the funding is unavailable, in whole or in part, at the expected time, we will delay implementation of entire components of certain aspects of the implementation plan until the necessary funding is secured. There cannot be any assurance that we will raise sufficient capital to meet the business plan. In addition to delays to the implementation plan, if sufficient capital is not raised, we may suffer consequences including but not limited to the following; we may have to suspend or discontinue operations of one or more of our business units, such as RAHX; or we may have to suspend or discontinue operations of RRUN itself.




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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

In April 2002, the Company received notice that Luke Kolesar filed a lawsuit against the Company in Lynchburg General District Court for the Commonwealth of Virginia. The action concerned an alleged claim for unpaid wages of an employee of RRUN Labs, Inc., a subsidiary of RRUN Ventures Network, Inc. The amount of the lawsuit is $6,853.85, not including interest accruing from October 30, 2001 at 9% plus court costs of $56.

On July 30, 2002, Micro Concept Systems Inc. ("Plaintiff") filed suit in the Supreme Court of British Columbia against the Company. The suit alleges non payment of $30,143 for computer equipment sold to the Company by the Plaintiff. The Plaintiff obtained a Garnishing Order Before Judgment pursuant to which it has garnished the Company's account $1,884.

The Company believes that, as it commences revenue-producing operations and as it raises capital, it will have the resources to settle the abovementioned cases and it has every intention of doing so. The Company is working to reduce or prevent situations with creditors or others that may result in litigation against the Company. Its remedies may include settlements in cash and/or in stock. Settlements in stock may result in unforeseen dilution to current shareholders.

Item  2.  Changes  in  Securities

Recent  Sales  of  Unregistered  Securities
-------------------------------------------


During the quarter ended June 30, 2002, we granted options for the purchase of 535,000 common shares of the Company. The exercise price of 35,000 of the options was $0.25 per share. The exercise price of 500,000 of the options was $0.30 per share. The options were granted to four consultants of the Company as incentive stock options to encourage their focus on the business progress of the Company. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During the quarter ended June 30, 2002, we issued 1,560,000 common shares upon the exercise of options for those shares. 500,000 of the shares were issued for the exercise price of $0.30 per share. 700,000 of the shares were issued for the exercise price of $0.20 per share. 360,000 of the shares were issued for the exercise price of $0.10 per share for the aggregate exercise price for all shares of $326,000. The shares were issued to seven consultants of the Company. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution. Some of the options described in this paragraph were exercised pursuant to a so called cashless exercise whereby the Company loaned the option holder the money to exercise the option. Due to a depressed market for the shares described in this paragraph following the exercise of the options, the Company discounted, during the quarter, notes held by the Company for the purchase of such shares in the total amount of $125,000.

In May, 2002, the Company sold a total of 340,000 common shares to two individuals at a price of $0.06 per share for total consideration of $20,400. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

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

RRUN  Ventures  Network,  Inc.

Date:     August  19,  2002


    By:       /s/ Ray Hawkins
              -------------------------------
              Ray Hawkins,  Chairman,  Co-CEO

    By:       /s/ Edwin Kwong
              -----------------------------------------
              Edwin Kwong, Principal Accounting Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Ray Hawkins, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of RRUN VENTURES NETWORK, INC. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of RRUN VENTURES NETWORK, INC.


                              By:    /s/ Ray Hawkins
                                     ----------------
                              Name:  Ray Hawkins

                              Title: Co-Chief  Executive  Officer

                              Date:  August  19,  2002


I, Edwin Kwong, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of RRUN VENTURES NETWORK, INC. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of RRUN VENTURES NETWORK, INC.


                              By:    /s/ Edwin  Kwong
                                     --------------------------
                              Name:  Edwin  Kwong

                              Title: Chief  Financial  Officer

                              Date:  August  19,  2002