Form 10QSB
period 2002-09-30
RRUN VENTURES NETWORK INC
filed 2002-11-19
CIK 1088199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to ____________

                          Commission File No. 000-27233

                           RRUN VENTURES NETWORK, INC.
             (Exact name of Registrant as specified in its charter)

              NEVADA                                    98-0204736
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
                                                               Yes ( X ) No (  )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                  Class                     Outstanding as of September 30, 2002
      $0.0001 par value Common Stock                       24,391,382

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
Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending
December 31, 2002.

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                  ------------------ -------------------
                                                                     SEPTEMBER 30        DECEMBER 31
                                                                          2002                2001
                                                                  ------------------ -------------------

ASSETS
Current
     Cash                                                         $          2,096   $           1,421
     Goods and Services Tax recoverable                                      1,809               5,014
     Prepaid expense                                                        36,578                 342
     Notes receivable                                                       48,650                  -
                                                                  ------------------ -------------------
                                                                            89,133               6,777

Capital Assets                                                              28,998              36,929
Investments                                                                  6,750               6,750
                                                                  ------------------ -------------------

                                                                  $        124,881   $          50,456
                                                                  ================== ===================

LIABILITIES
Current
     Accounts payable                                             $      2,094,781   $       1,113,855
     Loans and advances payable                                            555,224             518,998
                                                                  ------------------ -------------------
                                                                         2,650,005           1,632,853
                                                                  ------------------ -------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
     Authorized:
         100,000,000 common shares, par value $0.0001 per share

     Issued and outstanding:
          24,391,382 common shares at September 30, 2002 and
          14,614,724 common shares at December 31, 2001                      2,439               1,462

     Add:  Share subscriptions received:
               36,250 common shares at September 30, 2002 and
               50,000 common shares at December 31, 2001                     1,450              10,000

     Additional paid-in capital                                            787,573             109,744

Deficit                                                                 (3,316,586)         (1,703,603)
                                                                  ------------------ -------------------
                                                                        (2,525,124)         (1,582,397)
                                                                  ------------------ -------------------

                                                                  $        124,881   $          50,456
                                                                  ================== ===================

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                     ------------------- ------------------- ------------------- ------------------- ---------------
                                           THREE                NINE               THREE                NINE             INCEPTION
                                           MONTHS              MONTHS              MONTHS              MONTHS           OCTOBER 12
                                           ENDED               ENDED               ENDED               ENDED              2000 TO
                                        SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30       SEPTEMBER 30
                                            2002                2002                2001                2001               2002
                                     ------------------- ------------------- ------------------- ------------------- ---------------

Revenue                              $           7,000   $            62,000 $         4,000     $         4,000     $       66,000
                                     ------------------- ------------------- ------------------- ------------------- ---------------

Expenses
     Administrative services                    61,563                67,702          35,629             105,273            157,585
     Amortization                                2,689                 8,061             906               1,375             14,489
     Business development                       81,975               442,247          -                   -                 658,655
     Consulting                                108,000               436,402         163,371             577,403            483,961
     Equipment leases                            4,535                19,453          -                   -                  34,374
     Investor relations                          6,981               282,933          -                   -                 409,080
     Marketing                                 -                         538          -                   -                  35,902
     Media design                                5,022                27,079          -                   -                  87,199
     Office, rent and sundry                     5,866               130,398          14,877              39,266            239,295
     Professional fees                          30,704                88,770          38,548              49,049            223,282
     Software development                       31,606               103,716          -                   -                 881,974
     Travel                                     21,682                46,921          17,306              30,029            115,552
     Wages and benefits                          2,906                20,763          -                   -                  29,102
                                     ------------------- ------------------- ------------------- ------------------- ---------------
                                               363,529             1,674,983         270,637             802,395          3,370,450
                                     ------------------- ------------------- ------------------- ------------------- ---------------

Loss Before The Following
                                               356,529             1,612,983         266,637             798,395          3,304,450

Minority Interest In Loss Of                   -
  Subsidiary                                                         -                -                   -                    (219)
                                     ------------------- ------------------- ------------------- ------------------- ---------------

Net Loss For The Period              $         356,529   $         1,612,983 $       266,637     $       798,395     $    3,304,231
                                     =================== =================== =================== =================== ===============

Net Loss Per Share                   $           0.02    $            0.10   $         0.03      $         0.12
==================================== =================== =================== =================== ===================

Weighted Average Number Of Common
  Shares Outstanding
                                            20,385,339            15,467,532       9,166,075           6,913,402
                                     =================== =================== =================== ===================

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                       ------------------ ------------------- ------------------- ------------------- --------------
                                            THREE               NINE               THREE                NINE             INCEPTION
                                           MONTHS              MONTHS              MONTHS              MONTHS           OCTOBER 17
                                            ENDED              ENDED               ENDED               ENDED              2000 TO
                                        SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30       SEPTEMBER 30
                                            2002                2002                2001                2001               2002
                                       ------------------ ------------------- ------------------- ------------------- --------------

Cash Flows From Operating Activities
     Net loss for the period          $     (356,529)    $     (1,612,983)   $     (266,637)     $     (798,395)     $   (3,304,231)

Adjustments To Reconcile Net Loss
  To Net Cash Used By Operating
  Activities
     Amortization                              2,689                8,061               906               1,375              14,489
     Issue of common stock for
       expenses                              107,520              167,520             4,000               4,000             175,720
     Minority interest in loss of
       subsidiary                                 -                    -                 -                   -                 (219)
     Goods and Services Tax
       recoverable                               804                3,205              (358)               (358)             (1,809)
     Accounts receivable                      25,000                   -                 -                   -                   -
     Prepaid expense                         (24,623)             (36,236)           (8,306)             (7,806)            (36,578)
     Notes receivable                         19,600              (48,650)               -                   -              (48,650)
     Accounts payable                        175,590            1,030,926            78,652             387,456           2,068,977
     Loans and advances payable
                                               5,242               76,714            79,789             305,969             637,050
                                      ------------------ ------------------- ------------------- ------------------- ---------------
                                             (44,707)            (411,443)         (111,954)           (107,759)           (495,251)
                                      ------------------ ------------------- ------------------- ------------------- ---------------

Cash Flows From Investing Activities
     Net asset deficiency of legal
       parent at date of reverse
       take-over transaction                      -                    -                 -                   -              (12,355)
     Purchase of capital assets                 (130)                (130)           (5,127)            (11,385)            (43,487)
                                      ------------------ ------------------- ------------------- ------------------- ---------------
                                                (130)                (130)           (5,127)            (11,385)            (55,842)
                                      ------------------ ------------------- ------------------- ------------------- ---------------

Cash Flows From Financing Activities
     Shares issued for cash                   78,798              420,798            13,400              13,400             434,198
     Share subscriptions received
                                             (31,950)              (8,550)               -                   -                1,450
                                      ------------------ ------------------- ------------------- ------------------- ---------------
                                              46,848              412,248            13,400              13,400             435,648
                                      ------------------ ------------------- ------------------- ------------------- ---------------

Increase (Decrease) In Cash                    2,011                  675          (103,681)           (105,744)           (115,445)

Cash Acquired On Acquisition Of
  Subsidiary                                      -                    -            117,541             117,541             117,541

Cash, Beginning Of Period                         85                1,421             8,731              10,794                  -
                                      ------------------ ------------------- ------------------- ------------------- ---------------

Cash, End Of Period                   $        2,096     $          2,096    $       22,591      $       22,591      $        2,096
                                      ================== =================== =================== =================== ===============

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                  ADDITIONAL
                                                                                    PAID-IN
                                                      SHARES         AMOUNT         CAPITAL           DEFICIT            TOTAL
                                                  ---------------- ------------ ---------------- ------------------ ---------------

Shares issued for cash and services                   4,200,000    $    4,200   $        -       $        -         $         4,200
Adjustment to number of shares issued and
  outstanding as a result of the acquisition of
  RAHX, Inc.
     RAHX, Inc.                                      (4,200,000)       (4,200)           -                -                  (4,200)
     RRUN Ventures Inc.                               5,708,780         5,709           (1,509)           -                   4,200
Adjustment to stated value of stockholders'
  equity to reflect minority interest in the
  net assets of RAHX, Inc. at the acquisition
  date                                                   -                -               (219)           -                    (219)
Net asset deficiency of legal parent at date of
  reverse take-over transaction                          -                -              -               (12,355)           (12,355)
Shares issued to acquire investment in Kaph
  Data Engineering Inc.                                 400,000           400            6,350            -                   6,750
Loss for the period                                      -                -              -               (79,249)           (79,249)
                                                  ---------------- ------------ ---------------- ------------------ ----------------

Balance, December 31, 2000                            6,108,780         6,109            4,622           (91,604)           (80,873)

Adjustment to number of shares issued and
  outstanding as a result of the acquisition of
  RRUN Ventures, Inc.
     RRUN Ventures, Inc.                             (6,108,780)       (6,109)          (4,622)           -                 (10,731)
     RRUN Ventures Network Inc.                         288,420           288           10,443            -                  10,731
Fair value of shares issued in connection with
  the acquisition of RRUN Ventures, Inc.
                                                        305,439           306           28,325            -                  28,631
                                                  ---------------- ------------ ---------------- ------------------ -----------------
                                                        593,859           594           38,768           (91,604)           (52,242)
Increase in issued shares due to 20 for 1 stock
  split                                              11,283,321           594             (594)           -                  -
Shares issued for debt                                1,867,544           187           54,257            -                  54,444
Shares issued for cash                                  670,000            67           13,333            -                  13,400
Shares issued for services                              200,000            20            3,980            -                   4,000
Loss for the year                                        -                -              -            (1,611,999)        (1,611,999)
                                                  ---------------- ------------ ---------------- ------------------ ----------------

Balance, December 31, 2001                           14,614,724         1,462          109,744        (1,703,603)        (1,592,397)

Shares issued for debt                                1,095,408           110           90,378            -                  90,488
Shares issued for services                            3,615,000           361          167,159            -                 167,520
Shares issued for cash and notes receivable
                                                      5,221,250           522          435,776            -                 436,298
Shares cancelled                                       (155,000)          (16)         (15,484)           -                 (15,500)
Loss for the period                                      -                -              -            (1,612,983)        (1,612,983)
                                                  ---------------- ------------ ---------------- ------------------ ----------------

Balance, September 30, 2002                          24,391,382    $    2,439   $      787,573   $    (3,316,586)   $    (2,526,574)
                                                  ================ ============ ================ ================== ================

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

        The unaudited consolidated financial statements as of September 30,
        2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.
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

b)       Development Stage Activities

        The Company was organized as a holding company to develop or acquire innovative ventures with an emphasis on serving the lifestyle needs of the 18 - 34 year Digital Generation through the production and marketing of lifestyle products and services. The Company's initial venture is RAHX, a business concept focused on delivering, for its customers, a consolidated Entertainment Experience Network comprised of online and offline entertainment services. The Company's other venture is AXXUS, an enhanced e-commerce and communication backbone technology. At this time, the Company's focus is RAHX's live entertainment business, specifically nightclubs.

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

2.   NATURE OF OPERATIONS (Continued)

     c)  Going Concern

         Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at September 30, 2002, has a working capital deficiency of $2,560,872. The Company expects to continue to incur substantial losses to complete the development and testing of its technology. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

a)       Consolidation

         These consolidated financial statements include the accounts of the
         Company, its 100% owned subsidiaries, RRUN Labs Inc., RVNI Management
         Ltd. and AXXUS Corporation, and its 67% owned subsidiary, RAHX, Inc.

                           RRUN VENTURES NETWORK INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
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

                               SEPTEMBER 30, 2002
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

RESULTS OF OPERATIONS

For The Nine Month Period Ended September 30, 2002

     For the nine-month period ended September 30, 2002, the Company  earned revenues of $62,000. The revenues were related to the licensing of rights for the use of our AXXUS technology.

     During the nine months period ended September 30, 2002, the Company incurred operational expenses of $1,674,983, of which $1,030,926 is payable.
These operating expenses included $103,716 in software development, $442,247 in business development costs and $88,770 in Professional Fees. During the same period, $436,402 in fees were expensed to management, of which $412,082 is payable.

     During the nine months  period ended  September 30, 2002,  the  Company incurred a net loss from operations of $1,612,983.

For The Three Month Period Ended September 30, 2002 Compared To The Three Month
Period Ended September 30, 2001

     For the three month period ended September 30, 2002, the Company  earned revenues of $7,000, as compared to no revenues for the same period ended
September 30, 2001. The revenues in 2002 were related to the licensing of rights for the use of our AXXUS technology.

     For the three month period ended September 30, 2002, the Company  incurred operational expenses of $363,529, as compared to $270,637 the same period in
2001. These operating expenses included software development expenses of $31,606 and $0, and consulting fees of $108,000 and $163,371, business development expenses $81,975, and $0, and professional fees of $30,704, and $38,548, for the three month period ending September 30, 2001, and 2002, respectively.

     The Company incurred a net loss from operations of $356,529 for the fiscal quarter ended September 30, 2002, as compared to $266,637 for the same period in
2001.

Liquidity and Financial Condition As Of September 30, 2002

     We had cash-on hand of totaling $2,096 as of September 30, 2002.

     Due to major changes in market conditions, management decided to change our business strategy to maximize our chances of success. Since inception the
Company's original business strategy was to operate as a venture development organization focused on content distribution utilizing the Internet. Originally
RRUN's core business venture is RAHX, a software platform that uses Peer to Peer
(P2P) technologies to enable and enhance the distribution of digital media files over the Internet. Beginning earlier this year the Company's RAHX venture has shifted its strategy from being focused solely on P2P music file exchange to one of developing an Entertainment Experience Network, now focused on live entertainment. The Company does not expect to continue funding the completion of the software. The software has not reached a level of commercial viability, and will not be able to do so without significant funding. The software was initially being designed to enable file exchange in a legal manner; however, the software code to enable file exchange in a legal manner is not complete. We have chosen not to proceed with further development of the software, due to lack of funding and the determination that the release of software that allows illegal file exchanging of content may present risk of litigation upon the Company by companies in the content and music industries., At this time, any future plans to license out the current software code which had been under development is not feasible because the Company can not continue to fund the development of the software code to completion or for other applications. Management is continuing to evaluate options in regards to the current status of the software code, settlement of the debts incurred in developing the software code, the retention of key development staff and/or consultants and the completion of the licensing and development commitment our subsidiary AXXUS has with Triangle BAHX, LLC.

     Our business strategy has been to build urban lifestyle-based  businesses based around software and on-line communities. We believe that our vision to build lifestyle businesses is still viable but that we need to change to an off-line focus with the on-line focus coming later. Accordingly we are focusing our immediate efforts on building a chain of licensed entertainment establishments, as the base for our urban lifestyle businesses. These establishments will still utilize a branding approach so that we can sell other urban lifestyle products and services.

     Our immediate aim is to acquire our first establishment so that we can use it as a flagship for the chain and demonstrate our unique and proprietary entertainment concepts for use in our other establishments. We intend that the later establishments will be developed in new and existing locations in major cities throughout the United States and Canada.

     In order to finance the first acquisition, we plan to raise  investment capital through different types of securities offerings. We plan to fund new establishment locations, including our first acquisition, through direct investments into the individual establishments and providing the investors with cash dividends and some capital stock in the Company to the investors. This is hoped to reduce the potential dilution to our existing shareholders. We also plan to raise investment capital by sale of stock in RAHX, our lifestyle subsidiary, which again is hoped to reduce dilution to our existing shareholders. We plan to invite direct investments into the Company to provide funds for general corporate purposes. We believe that this plan will enable us to achieve our development goals with acceptable dilution to our existing shareholders.

     We believe that the first acquisition of an nightclub entertainment establishment will require approximately a minimum of $500,000 for the acquisition, plus approximately $100,000 in legal, accounting and administrative expenses. In addition our first acquisition will require a minimum of another
$400,000 for working capital and general corporate purposes. This is a minimum total of approximately $1,000,000 that will be required in the next quarter during which we are expecting to make the first acquisition. In the following 6 months, we plan to make another or second acquisition. We believe that the cost of a second acquisition will be approximately a minimum of $1,500,000 and that approximately another $500,000 minimum will be required for the same purposes as listed above for the first acquisition and for working capital and general corporate purposes. Thus, we anticipate needing a minimum of $3,000,000 of investment capital during the next nine months.

     After the first two acquisitions, we intend to develop other entertainment establishments from initial buildout rather than from acquisitions. Our plan is to open six additional entertainment establishments by the end of 2003 and we anticipate that additional funding will be required to accomplish this.
Management anticipates that funding requirements for this plan will be less than the overall cost of opening these clubs, since the revenues from the first two clubs is expected to generate enough cash flow to reduce the level of capital required. We have developed comprehensive business and financial plans that result in our development of a chain of entertainment establishments that should operate on a cash positive basis and without incurring substantial dilution to stockholders such that the Company can increase its overall valuation substantially.

     Management plans on initiating a series of securities offerings to raise the investment capital needed to meet our acquisition plans. Although we will make efforts to minimize dilution to current shareholders, we may not be able to avoid dilution due to many factors, including but not limited to, the closing of financing at lower than the desired market price of the Company's common stock.

     If needed capital investment for our acquisitions or developments is not available, in whole or in part, we intend to delay implementation of our acquisition or development plans until sufficient investment capital becomes available. We cannot give any assurances that we will raise sufficient investment capital to meet the business plan. In addition to delays to the implementation of our acquisition or development plans due to insufficiency of investment capital, we may suffer other consequences, including but not limited to the following. We may have to suspend or discontinue operations of one or more of our business units, such as RAHX, or we may have to suspend or discontinue operations of the Company if we become insolvent as a result.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     On July 30, 2002, Micro Concept Systems Inc. ("Plaintiff") filed suit in the Supreme Court of British Columbia against the Company. The suit alleges non-
payment of $30,143 for computer equipment sold to the Company by the Plaintiff.
The Plaintiff obtained a Garnishing Order Before Judgment pursuant to which it has garnished the Company's account $1,884.

     The Company believes that, as it commences revenue-producing operations and as it raises capital, we will have the resources to settle the abovementioned case and we have every intention of doing so. We are working to reduce or prevent collection litigation by creditors or others.

Item 2.   Changes in Securities

Recent Sales of Unregistered Securities

Overview

     Until we close our first revenue producing acquisition or begin to produce significant revenues, we will be reliant on capital received from private placements, loans, and the exercise of options and warrants. Due to the depressed market for our securities, we may not be able avoid significant dilution to current shareholders. In addition, we expect to continue to retain certain management, staff and consultants, such as legal counsel, and may need to compensate these individuals through the issuance of our common stock as compensation. These stock based compensations may result in significant dilution to current shareholders due to the depressed market for our securities. We also continue to reduce or prevent collection of outstanding vendor debts and accounts with creditors, such as suppliers and consultants, which could result in litigation against the Company. There can be no guarantee that all of these negotiations will be successful and the outcome of these negotiations may include settlements in cash and/or issuance of common stock. These stock based settlements may result in significant dilution to current shareholders due to the depressed market for our securities. We plan on continuing to meet certain of our expenses through the issuance of our shares of common stock, which may cause additional and significant dilution to existing shareholders due to the depressed market for our securities.

     During the quarter ended September 30, 2002, the Company granted options for the purchase of 4,100,000 common shares of the Company, 3,000,000, of which, were granted to Dr. Ted Prince, an Officer and Director of the Company. The
exercise price of 2,000,000 of the options granted to Dr. Ted Prince was $0.12 per share. The exercise price of 1,000,000 of the options granted to Dr. Ted
Prince was $0.045 per share. The exercise price of 600,000 of the options granted to a consultant of the Company was $0.04 per share. The exercise price of 500,000 of the options granted to a consultant of the Company was $0.07 per share. The options described in this paragraph were granted to Dr. Ted Prince and two consultants of the Company as incentive stock options to encourage their focus on the business progress of the Company. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to Section
4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

     During the quarter ended September 30, 2002, the Company issued 1,100,000 common shares upon the exercise of options for those shares. 500,000 of the shares were issued for the exercise price of $0.07 per share. 600,000 of the shares were issued for the exercise price of $0.04 per share for the aggregate exercise price for all shares of $59,000. The shares were issued to two consultants of the Company. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the
Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution. The options described in this paragraph were exercised pursuant to a so-called cashless exercise whereby the Company loaned the option holder the money to exercise the option. Due to a depressed market for the shares described in this paragraph following the exercise of the options, the Company discounted, during the quarter, notes held by the Company for the purchase of such shares in the total amount of $36,000.

     In July 2002, the Company issued a total of 1,500,000 common shares to two individuals at a price of $0.025 per share for total consideration of $37,500.
The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the
Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

     During September 2002, the Company issued 36,250 shares of its previously authorized, but unissued common stock. The shares were issued to one unrelated company in exchange for cash. The transaction was valued at $0.04 per share for a total consideration of $1,450. The transaction was an isolated transaction with a person having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the
Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution

     During September 2002, the Company issued 610,408 shares of its previously authorized, but unissued common stock. The shares were issued to one unrelated company in exchanged for cancellation of a loan. The transaction was valued at a price of $0.068 per share for total consideration of $41,508. The transaction was an isolated transaction with a person having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

     During September 2002, the Company issued 250,000 shares of its previously authorized,  but unissued common stock. The shares were issued to one individual as a fee for the providing of a loan. The transaction was valued at a price of
$0.027 per share for total consideration of $6,750. The transaction was an isolated transaction with a person having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section
4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

     During September 2002, the Company issued 395,741 shares of its previously authorized, but unissued common stock. The shares were issued to two individuals in exchange for cancellation of debt due to the rendering of consulting services. The transaction was valued at $0.09 per share. The transaction was an isolated transaction with person having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section
4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

     During July 2002, the Company issued 800,000 shares of its previously authorized, but unissued common stock. The shares were issued to one individual in exchange for cancellation of debt due to the rendering of consulting services. The transaction was valued at $0.04 per share. The shares were registered on Form S-8 filed by the Company with the Securities and Exchange
Commission.

     During July of 2002, the Company issued 300,000 shares of its previously authorized, but unissued common stock. The shares were issued to two individuals in exchange for consulting services. The shares were registered on Form S-8 filed by the Company with the Securities and Exchange Commission.

     During August of 2002, the Company issued 980,000 shares of its previously authorized, but unissued common stock. The shares were issued to two individuals in exchange for consulting services. The shares were registered on Form S-8 filed by the Company with the Securities and Exchange Commission.

     During September of 2002, the Company issued 1,020,000 shares of its previously authorized, but unissued common stock. The shares were issued to two individuals in exchange for consulting services. The shares were registered on
Form S-8 filed by the Company with the Securities and Exchange Commission.

Item 3.   Defaults upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     In September 2002, our subsidiary, RAHX, Inc., entered into a letter of intent for the acquisition of 1485684 Ontario Limited c/o/b as The Sequel
Nightclub, located in Toronto, Canada. We have not closed the financing necessary to consummate this acquisition. As a result, we no longer have an exclusive or first right to acquire 1485684 Ontario Limited c/o/b as The Sequel
Nightclub. Although we are still pursuing the financing to complete the acquisition, we anticipate continuing difficulties in receiving the financing necessary for this acquisition, due to generally depressed conditions of the finance industry and a general lack of investor interest.

     In April 2002, the Company executed a partnership agreement with Pinpoint
Media to add its "Party Quest" live entertainment tour/reality TV show property to our product portfolio. Due to lack of capital, we have been unable to continue financing of the Party Quest Reality TV Show property, and therefore, we have not been able to continue with our plan of acquiring the property. We have recently begun further discussions with Pinpoint Media, the owners of the
Party Quest Reality TV Show property, regarding the status of our involvement regarding both ownership and a strategic alliance with Pinpoint Media.

In November 2002,  the Board of Directors accepted the resignation of Dr. Ted
Prince from the Board of Directors and from the offices of President and
Co-Chief Executive Officer. Subsequently Ray Hawkins re-assumed the offices of
President and Chief Executive Officer. The remaining Directors filled the vacancy created on our Board of Directors by appointing Pavel Bains as a director. The Board of Directors also accepted the resignation of Saya
Kyvrikosaios from the Board of Directors and from the office of Vice President effective June 20, 2002.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits

     None

(b) Reports on Form 8-K

     None

                                       10

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

RRUN Ventures Network, Inc.

Date: November 19, 2002

      By: /s/ Ray Hawkins
        ----------------------
              Ray Hawkins, President and Chief
              Executive Officer

      By: /s/ Edwin Kwong
        ----------------------
              Edwin Kwong, Principal Accounting Officer
              and Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Ray Hawkins, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report on Form 10-QSB of RRUN VENTURES NETWORK, INC. for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of RRUN VENTURES
NETWORK, INC.

By: /s/ Ray Hawkins
  --------------------

Name:   Ray Hawkins
Title:  Chief Executive Officer
Date:   November 19, 2002

     I, Edwin Kwong, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report on Form 10-QSB of RRUN VENTURES NETWORK, INC. for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of RRUN VENTURES
NETWORK, INC.

By: /s/ Edwin Kwong
 ----------------------

Name:   Edwin Kwong
Title:  Chief Financial Officer
Date:   November 19, 2002