Form 10KSB
period 2002-12-31
RRUN VENTURES NETWORK INC
filed 2003-04-16
CIK 1088199

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002
                               -----------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                   -----------   ----------



     Commission File No.  000-27233

                    RRUN VENTURES NETWORK, INC.
                    ---------------------------
       (Exact name of Registrant as specified in its charter)

NEVADA                                              98-0204736
-------                                             ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification
                                                     Number)

62 W. 8th Avenue, 4th Floor
Vancouver, British Columbia, Canada                   V5Y 1M7
------------------------------------                  -------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (604) 682-6541

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

Revenues for 2002 were $5,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 31, 2003 is $ 276,437. Our common stock is quoted at the present time. At March 31, 2003, our stock's closing price was $0.005 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction.

The number of shares of the issuer's Common Stock outstanding as of March 31, 2003 was 58,154,790.


Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [ X ]

PART I

Item 1. Description of Business



Corporate History



United Management, Inc. was incorporated on January 29, 1997 under the laws of the State of Nevada. In December 2000, United entered into an agreement to merge with RRUN Ventures, Inc. by acquiring all of RRUN's issued and outstanding shares of capital stock. RRUN Ventures Inc. was founded in Vancouver, British Columbia in June of 2000 and incorporated in October 2000 under the laws of Nevada. Final approval of this merger was obtained from the shareholders in August, 2001. At the same time as the approval of the merger, United adopted its new name, RRUN Ventures Network, Inc. Also acquired in the merger was a majority shareholder position in RAHX, Inc., a Nevada corporation, which was incorporated in 2000 ("RAHX"). In September, 2001, RRUN co-founded AXXUS Corporation, a Nevada Corporation, which was incorporated in September, 2001. In August of 2002, the Company formed RVNI Management Ltd., a British Columbia Corporation, as a wholly owned subsidiary. In November of 2002 the Company divested of its AXXUS Corporation subsidiary. A discussion of the divestiture of AXXUS Corporation may be found in Form 8-K filed with the Commission on December 16, 2002.

General Overview



RRUN Ventures Network Inc. ("RRUN" or "RRUN vni" or "the Company") was organized as a venture development and holding company to develop or acquire innovative ventures with an emphasis on serving the lifestyle needs of the 18 - 34 year Digital Generation through the production and marketing of lifestyle products and services. The Company's initial venture is RAHX, a business concept previously focused on delivering, for its customers, a consolidated Entertainment Experience Network comprised of online and offline entertainment services. The Company's other initial venture was AXXUS, an enhanced e-commerce and communication backbone technology.

Beginning in the spring of 2002 the Company began to add the development of offline entertainment ventures in order to establish traditional entertainment revenue streams.

As per our Quarterly Statements for the period ending June 30, 2002 the Company declared it would shift its strategy to one where we would change to an off-line focus with the on-line focus coming later. Accordingly we began focusing our immediate efforts on building a chain of licensed entertainment establishments, as the base for our urban lifestyle businesses.

In the final quarter of 2002 the Company took a major step in implementing its plan to transition from an entertainment and lifestyle technology oriented venture development company to an entertainment ventures company focused on live entertainment ventures. This step was the divestiture of it AXXUS Corporation subsidiary. A discussion of the divestiture of AXXUS Corporation found in Form 8-K filed with the Commission on December 16, 2002 is as follows:

On December 4, 2002, the Company completed the divestment of its subsidiary AXXUS Corporation in exchange for the cancellation of Company debt in the amount of $411,406. The upshot of the transaction was the disposition by the Company of its uncompleted technology projects in exchange for the cancellation of debt owed by the Company to the contractor developing the technology. Since inception the Company's original business strategy was to operate as a venture development organization initially focused on content distribution utilizing the Internet. Originally, the Company's core business venture was RAHX 1.0, a software platform that uses Peer to Peer (P2P) technologies to enable and enhance the distribution of digital media files over the Internet. The technology has not reached commercial viability and the Company can no longer fund its development. Accordingly, it was determined to be in the best interest of the Company to divest itself of the unfinished technology in exchange for the cancellation of debt owed by the Company for its development. The Stock Purchase Agreement which consummated the transaction was between the Company and Emanuel Koseos who had been serving as our Chief Technology Officer, a position from which he resigned effective November 27, 2002.

Upon execution of the AXXUS Corporation divestiture all the technology products AXXUS was developing for itself, the RAHX subsidiary and licensees, including but not limited to AXXUS 1.0, RAHX 1.0 and its various forms was effectively removed from the Company's business. In addition, the divestiture of AXXUS ended the indirect business relationship the Company had with Triangle BAHX, LLC since Triangle BAHX, LLC had a licensing agreement directly with AXXUS Corporation.

Current Business Strategy

Our business strategy has been to build through venture development urban lifestyle-based businesses based around software and on-line communities. We believe that our vision to build lifestyle businesses is still viable but that we need to change to an off-line focus with the on-line focus coming later. Accordingly the Company will remain as a venture development and holding company with plans on focusing our immediate efforts on building a network of licensed entertainment establishments, and a live events business as the core business base for our urban lifestyle businesses. These establishments and events will still utilize a branding approach so that we can leverage the brand(s) to sell other urban lifestyle products and services.

As the Company progresses on its focus, it may venture develop other lifestyle businesses that synergize with its new core business of licensed entertainment establishments and live events. These other potential venture development businesses may include, but not be limited to, music, online entertainment, merchandising, membership services, and media publishing and filmed entertainment. Many of these potential venture development businesses were previously identified as being in the future plans for the Company.

Currently the Company's RAHX business unit may be the lead unit to house the new core businesses of RRUN. RAHX is party to a number of business relationships that lends itself to remain the business unit for RRUN's live entertainment core business.

Other subsidiaries may be formed to house core business operations or synergistic secondary business operations.

The Company's key target market is the 18-34 year old. The current USA market segment is an estimated 70 M individuals for the 18-34 year old group according to a US Census Bureau report. According to CBS Marketwatch.com, this market signifies an attractive demographic group for advertisers as they control over $140 billon in consumer spending and influence an additional $300
billon in purchases.   This racially diverse group is tech savvy,
enjoys live entertainment and make up the large majority of the rock, hip hop, R&B and dance/electronica listener.

The Company intends to initially focus investment capital it intends to acquire into the following lines of business:

1.  Live Licensed Entertainment Establishments
    ("Establishment(s)")
   -  namely nightclubs
   -  lounges, bars
   -  supperclubs

2.  Live Events and Concerts ("Live Events")
   -  special events (single events, festivals, etc.)
   -  concerts

3.  Sponsorship Services

Additional lines of business under consideration for investment are:


   1. Media and Entertainment - businesses that produce and/or distribute content for the consumers across various mediums. These include music, filmed entertainment, online and offline publishing, online and offline interactive gaming, and digital media distribution.
   2. Entertainment Technologies - businesses that provide the foundation for people to interact and transact with entertainment products through multiple technology products.

Our overall implementation plan of this strategy is to build our lines of businesses through acquisitions, mergers and venture development.

Our immediate implementation of the strategy is to: 1) acquire our first establishment so that we can use it as a flagship for the network and demonstrate our unique and proprietary entertainment concepts for use in our other establishments; and
2) develop and/or acquire our first events.

We are confident in our ability to make this transition and execute this strategy due to the background of our President &
CEO, Ray Hawkins and his prior experience with live entertainment.

Revenue Generation

As a venture development and holding company RRUN hopes to generate revenue through the following methods:

1. Product Sales - sales of products and services generated via the RRUN vni subsidiaries/business units. Primarily the planned licensed entertainment business units and live events business units.
2. Administration Fees - RRUN vni will charge its business units a number of fees that include: rent, utilities, leasing, corporate services.
3. Revenue Sharing - as a method of return of investment from a business unit, RRUN vni may directly share in the revenue generated by the unit.
4. Dividends - at the end of each period, RRUN vni will receive its proportionate profit share from the dividends issue, if any, from each of its business units.
5. Sale Of Business Units - RRUN vni will only sell a partial or full ownership stake in a business unit when the sale will benefit the RRUN vni shareholders more than continuing the operations of the unit through the RRUN vni organization.
6. Financing Charges - RRUN vni plans to earn interest and other financial related income for possibly lending capital to its business units. This lending activity may only happen upon the Company acquiring its capital needs.
7. Venture Development & Support Services - RRUN vni will charge its subsidiaries fees for the use of its functional units that help develop the business unit. This includes use of the Accounting, HR, Marketing, Sales, Technology Development, and Finance.

Our Core Business

We believe that there is a large, unmet demand for live entertainment worldwide. We believe that the live entertainment business has historically fulfilled only a limited portion of consumer demand because of inherent constraints of time, geography, availability and cost of live event productions. We believe there are numerous economically and demographically advantageous markets which are under-served by existing live entertainment companies.

We plan to be a leading live entertainment company with a network of premier entertainment establishments (namely nightclubs), a robust live events business, a strong brand name and an integrated Internet and digital strategy.

We believe our new core businesses, in combination, provides a unique business model in the live entertainment industry.
Currently we believe our combination of a network of nightclubs, lounges, supper clubs and other types of entertainment establishments with live events and concerts further combined with media and internet distribution provides RRUN with a tremendous market opportunity.

We plan to execute a strategy of comprehensive integration of our businesses. The integration of RRUN's business units creates competitive advantages for the Company. RRUN believes that while a variety of competitors exist with each of the Company's divisions, none offer the unique scope of services provided by RRUN. This intra-company synergy provides RRUN with an opportunity to create additional sources of revenues and profits for the Company.

Specifically, as the Company continues its development and transition to new core businesses, RRUN will be engaged primarily in:

  -  owning and operating entertainment establishments
     (nightclubs, lounges, supper clubs, venues); and
  -  promoting live events and concerts;
  -  selling corporate sponsorships and advertising.

Entertainment Establishments

Today, there exists an opportunity for a business to enter the entertainment establishment industry. This industry is sometimes referred to as the bar and tavern industry. The Company plans on entering the industry with a corporate mindset that is built on a long-term objective, a growth strategy, and a customer-centric focus on providing the best entertainment experience.

RRUN aims to become the leader in operating entertainment establishments, namely nightclubs by:
  -  Developing a network of nightclub venues under one
     corporation;
  - Transforming each establishment into different concepts, each aimed at a different market segment;
  - Delivering the best entertainment experience and customer service to each establishment's customers;
  - Gaining a competitive advantage by standardizing all operating systems and achieving a lower cost structure; and
  - Gaining competitive advantage by using its Live Events unit to produce events and concerts exclusively for the RRUN establishments.

We intend that the establishments will be developed in new and existing locations in major cities throughout the United States and Canada.

We intend our focus to be centered on developing dance oriented nightclubs, lounges and supperclubs. As the network develops we may add more types of establishments.

RRUN plans to develop its network of nightclubs through acquiring some properties and developing others. Since each city market is different it intends to operate each venue under a different entertainment concept aimed at different market segments. By leveraging its Live Events unit it believes it can gain cost savings and a competitive advantage. This can be done by having our own nightclubs host our live events.

RRUN plans on achieving its vision through the execution of the following strategies:

1. Focus initially on investing capital it intends to acquire into traditional offline entertainment businesses such that will generate cash flow and earnings quickly.
2. Build a network of live entertainment establishments through development and acquisition.
3. Build an efficient central services unit to support the integration, administration, accounting and financing of the entertainment network and to reduce common cost.
4. Coordinate marketing between the establishments and events units to enhance marketing potential.
5. Develop licensing and other relationships to capitalize on the brand name(s) and to broaden the types of products and services that can be sold through the brand(s), thus increasing revenue and earnings potential.

As a planned future owner and operator of entertainment establishments RRUN plans to generate revenues through liquor sales, cover charges, merchandise sales, membership sales.

Live Events

There are many companies that provide or organize live events.
However there are no major companies that focus on events produced for nightclubs, or events strictly aimed at the 18-34 year old market.

RRUN's Live Events unit plans to service its target market with dynamic live entertainment ranging from concerts, festivals and special events such as fashion shows and contests.

The Live Events unit will be a stand alone business although synergistic with other Company units. Therefore the Live Events unit will produce events outside of the network of establishments in other venues and possibly in establishments owned by competitors. We plan to be a promoter of live events in USA, Canada and eventually internationally as our business grows. The live concert events that we plan to promote and distribute will reflect a diverse array of music genres, including pop, rock, hard rock, latin, hip hop, rap, blues, R&B, jazz, soul, funk, and may appeal to an equally diverse demographic base although focused on 18-34 year olds.

The Live Events unit aims to become the leader in promoting and marketing special events and concerts targeted at 18-34 year olds by:
  -  Focusing on producing only entertainment focused special events and concerts.
  -  Being very DJ and urban music driven.
  -  Producing hi-concept one of a kind events.
  -  Opening regional operations in specific geographic markets.
  - Having the exclusive rights to producing events at all RRUN entertainment establishments.

  - Obtaining touring rights from touring shows. Touring shows consist primarily of revivals of previous commercial successes or new productions of theatrical shows.
  - Executing exclusive partnerships with local independent event promoters to produce and promote special events and concerts. Gaining competitive advantage by using these independent promoters to lower costs, reduce risks, and learn specific market intelligence of that area.

We plan to execute on this believed competitive advantage through the following:

  - RRUN plans to take advantage of the above opportunity by producing events and concerts primarily for its nightclubs.

  - RRUN management has extensive knowledge of the networks of the independent special events promoters and intends to use this special knowledge to acquire them or form partnerships with them, and to promote both independent special events and also events targeted to its nightclub operations.

As a planned producer of live events RRUN plans to generate revenues through profit sharing agreements with promoters, a percentage of the promoters' ticket sales, merchandising, sponsorships, licensing and the exploitation of intellectual property and other rights related to the production. RRUN plans to produce tours on both a national and regional basis.

A key future growth driver for the Company's Live Event unit is the possible presentation of live performances at our establishments by digitally capturing a wide array of audio and visual live entertainment content and distributing it through a variety of media, including the internet, and other forms of digital media, television and radio. This opportunity is especially apparent for touring shows that can attract a media viewing audience.

The Company anticipates that attendees of RRUN's live events will remain connected and informed of upcoming events through various technology based products. The management anticipates that additional offline and online product and service offerings for its customers will be evaluated, developed according to feasibility and return on investment.

Sponsorships and Advertising

RRUN plans to actively pursue the sale of corporate sponsorships
"official" event or tour sponsors such as, credit card companies, phone companies, film manufacturers and radio stations, among others. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost.

Distribution Model - The Building of the Establishment Network

RRUN's distribution model is:

  - To distribute entertainment through its entertainment establishments and events;
  - To promote its live events and media through its establishments;
  - To use licensing to extend its brand name and potential patronage of its directly operated businesses.

Establishment Network Building Strategy:
  1.  Identify a geographic market with high potential.
  2.  Open one or more entertainment establishments.
  3. Establish a regional Live Events unit office and begin producing events for the entertainment establishments.
  4. Distribute content recorded from the events through various media and internet channels.
5. Identify a new geographic market and repeat the whole process.

The end result is a network of interconnected cities all over North America. Because each line of business is directly connected to one another, their individual strengths are stronger than if they were on their own. As a result, each line of business is able to leverage the network to its target market.
For example:
  - The entertainment establishments can help ensure a full nightclub because live entertainment is readily available.
  - The live events can ensure a multi-city tour through the establishments for major artists and live acts
  - A to be developed interactive unit can provide consumers with all the information they need in regards to their favourite artists coming to their city to perform and content to view.

The first targeted geographic markets for the research and development and the subsequent building of the establishment network are Ontario, Canada British Columbia, Canada, California,
USA, and Florida, USA.

Live Entertainment Market Analysis

Entertainment Establishments

Nightlife is a big business. Bar & Nightclub magazine estimates that clubs account for about 60,000 of the 220,000 liquor licenses in the United States. Leaving aside strip clubs there are three general club formats: mix-and-mingle, live music, and dance. Throw in sports bars, beach clubs, and so forth, and you start to see why industry sales run in the tens of billions annually. (Excerpt from inc. magazine, 2002)

In the mid-1990s, the total number of operating liquor licenses in restaurants and bars in the USA exceeded 225,000 and beer and wine licenses reached more than half a million. Generally, the number of liquor licenses distributed is based on the population of the county. In 1996, food and beverage workers held 4.6 million jobs, with 390,000 of those being bartenders. (Excerpt from entrepreneur magazine, 2001)

According to the National Restaurant Association's 2003
Restaurant Industry Forecast: Executive Summary, the bar and tavern business is estimated to generate $14 billion in 2003.

Live Events and Concerts (specifically live music entertainment)

According to Pollstar, the industry leader for the concerts industry, the U.S. industry is now a $2 billion dollar industry.
The industry is dominated by Clear Channel Entertainment and House of Blues Entertainment.

The live music entertainment business is a large and growing industry. Artists have traditionally embraced live performances as a critical promotional tool for their recordings, as a platform to maintain direct interaction with fans and as a way to achieve a sense of authenticity and spontaneity in their work. Similarly, consumers have typically sought out live performances to experience a personal connection with their favorite artists and fellow music enthusiasts and a unique presentation of their favorite songs.

Participants in the Live Music Entertainment Industry

The process of bringing a live concert to an audience requires the involvement of four key parties:

  -  artists;
  -  booking agents and other artists' representatives;
  -  promoters; and
  -  venue owners and operators.

An artist's representative, such as a booking agent, works with an artist to arrange a venue and date, or series of venues and dates, for performances and typically enters into contracts with promoters operating in the various regions of the planned tour. A promoter is responsible for securing individual venues for the event on given dates, marketing the event, selling tickets and arranging for local production services, such as stage, set, sound and lighting. The promoter may also provide limited production services. The promoter offers the artist a guaranteed dollar amount per show based on the expected attendance and the ticket price that is negotiated with the artist. The promoter and artist's representative also negotiate how the revenue in excess of the promoter's operating expenses and the artist's guaranteed amount will be split.

A venue operator provides the venue or establishment which will host the event, and is responsible for supplying, either through internal means or by subcontracting, all of the necessary supplementary services required for the event. The venue operator is paid a fee for the use of the venue and receives a rental payment based on a percentage of ticket revenues. The operator also generates revenues from the services it supplies, including concessions sales, merchandise sales, parking and other ancillary services, as well as sponsorships. Additionally, the operator generates ancillary revenues from other high margin services such as VIP parking, corporate box seating, and related amenities, which generally command premium pricing. Industry participants, like House of Blues, often perform more than one of the booking, promotion and venue operation functions.

Venues typically fall into one of the following categories:
  -  stadiums, generally accommodating more than 32,000 patrons;
  -  arenas, generally accommodating 15,000 to 25,000 patrons;
  - amphitheatres, open air performance spaces generally accommodating 4,000 to 32,000 patrons;
  - theatres, enclosed venues generally accommodating up to 6,000 patrons in fixed seating; and
  - concert clubs, generally accommodating 2,000 or fewer patrons in more casual settings than theatres.

COMPETITORS AND COMPETITIVE BUSINESS CONDITIONS

Competitors Overview

In its entertainment establishments and live events business RRUN faces three major competitors. These are:

1.  The Ministry of Sound
2.  House of Blues
3.  Clear Channel Entertainment

The Ministry of Sound is the nearest competitor to RRUN. It runs a chain of nightclubs and runs both live events and has a media/merchandising arm. However the Ministry of Sound operates primarily in the UK.

The House of Blues operates in the US and operates only in large live venues. It has a live events arm and a media arm. However it is oriented towards a mass market and not specifically to 18-34 year olds.

Likewise Clear Channel Entertainment primarily operates in the US but is again oriented towards a mass market. It is the largest live entertainment company in the world and is not focused on developing niches such as hip-hop or nightclubs.

These competitors are summarized below.

Figure 1    Competitors

               RRUN            Ministry of    House of Blues    Clear Channel
                               Sound                            Entertainment

Target         18-34 year      18-34 year     21-50 year old    All ages.
consumer       old urban.      old urban.     mass market.

Niche or       Niche urban     Niche dance    Mass market, all  Mass market,
mass market    culture, hip    culture.       cultures.         no cultures.
               hop, R&B,
               dance, rock
               etc.

Live Venues    Medium to        Medium to     Large concert   Large stadiums,
               large-size       large-size    halls 1,000-    10,000 people
               nightclubs,      nightclubs,   2000 people.    and up.
               500-1000         500-1000
               people.          people.

Live events    Urban concerts   Dance music   All forms of    All forms of
               Special Events   concerts.     music.          music.  Sporting
               (ie. Fashion                                   events and
               shows).                                        Theatrical.

Media          Plans for On-    Online radio. Online radio.   Synergy with
               Line and offline Music         Webcasts.       sister radio
               media.  On-line  downloads.    Music           company.
               information                    downloads.
               exchange.


Entertainment Establishments Competitive Conditions

The nightclub industry is highly competitive and fragmented. There are an uncountable number of nightclubs and other bar and tavern and food and beverage service operations that will compete directly and indirectly with the Company. In addition, many bar and tavern chains have significantly greater financial resources than the Company. Nightclub revenues are affected by changing consumer tastes and discretionary spending priorities, local economic conditions, demographic trends, traffic patterns, the ability of business customers to deduct bar and tavern expenses, the increasing trend towards prohibition of smoking in nightclubs and the type, number and location of competing nightclubs. In addition, factors such as inflation and increased food, liquor, labour and other employee compensation costs can adversely affect profitability. The Company believes that its ability to compete effectively and successfully will depend on, among other things, management's ability to offer a quality entertainment experience for moderate prices, management's ability to control labour costs, and ultimately on the executive determinations as to extensions of the brand (i.e., selection of sites for new locations and related strategies).

Live Events Competitive Conditions

We expect to compete for music consumers, for relationships with artists, their representatives and record companies, as well as for advertisers and sponsors in markets where we plan to own or operate an establishment and in markets where RRUN does not now or plan to own or operate establishment.

In markets where we plan to own or operate an establishment, RRUN will compete with other venues or establishment to serve artists likely to perform in that general region.

In markets where RRUN does not own or operate establishment, RRUN will compete with other venues for dates for popular national tours. Consequently, touring artists have significant alternatives to RRUN establishments in scheduling tours. In addition, in the markets in which RRUN will promote live events and musical concerts, it will face competition from event producers, promoters, as well as from certain artists that promote their own concerts. RRUN believes that barriers to entry into the live events and promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

In addition to the competitive factors outlined above for each of the Company's business units, the success of the Company's entertainment operations are dependent upon numerous factors beyond the Company's control, including economic conditions, amounts of available leisure time, transportation costs, lifestyle trends and weather conditions.


Intellectual Property

Trademarks



We believe that our success may depend to a significant extent on the strength of our trademarks, servicemarks, trade dress, copyrights and other proprietary rights that we plan to file for registration. The Company plans to file Intent-To-Use Trademark Applications for certain brands we are developing for our business units, establishments and live events for the various classes of goods and services in which the Company's marks will be utilized. In addition, the Company may file Intent-To-Use Trademark Applications for other proprietary programs developed by the Company. There can be no assurance, however, that these trademarks will proceed to registration, and if so registered, that the trademarks, in any one or more classes, will not violate the proprietary rights of others, that any registration of the trademarks or the Company's use thereof will be upheld if challenged, or that the Company will not be prevented from using the trademarks.

Patents



The Company is developing propriety events and venue innovations and certain entertainment technology innovations it may attempt to protect with patents.

Potential Liability



In addition to the Risk Factors described in the Exhibit to this filing, the operation of RRUN's live entertainment businesses may result in liabilities or levels of unacceptance that may affect its profitability. Specifically, one or more of the factors listed below may result in liability or levels of unacceptance that may harm its present or future operations:

GOVERNMENTAL LICENSES AND APPROVALS

The Company is subject to various rules, regulations and laws affecting its business. Each of the Company's planned establishments is subject to licensing and regulations by a number of governmental authorities, including alcoholic beverage control and health, safety and fire agencies in the state, province or municipality in which the establishment is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could prevent or delay the development of a new establishment in a new location.

Various Canadian federal and provincial labour laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wage, paid leaves of absences and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, may impose significant burdens on the Company. The Company's planned establishments in the United States are subject to similar requirements.

Alcoholic beverage control regulations require each of the Company's planned establishments to apply to a state authority and, in certain locations, county and municipal authorities, for a license and permit to sell alcoholic beverages in the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's planned establishments. The failure to receive or retain, or a delay in obtaining a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

EFFECT OF EXISTING AND PROBABLE GOVERNMENTAL REGULATIONS

The Company is subject to "dram-shop" statutes in California and Florida and may become subject to similar proposed legislation in Canada. "Dram-shop" statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such a person. The Company plans to carry liquor liability coverage which it believes to be consistent with the coverage carried by other entities in the bar and tavern and restaurant industry. Even though the Company may be covered by insurance, a judgment against the Company under a "dram-shop" statute in excess of the Company's liability coverage could have a material adverse effect on the Company.



REGULATION AND LICENSES

The Company is subject to federal, state and local laws affecting its business, including various health, sanitation and safety standards. The Company's entertainment operations are subject to state and local government regulation, including regulations relating to live music performances. Each live concert performance must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the promotion of live events and concerts. The failure to receive or retain, or delay in obtaining, a license to serve alcohol and beer in a particular location could adversely affect the Company's operations in that location and impair the Company's ability to obtain licenses elsewhere. The failure or inability of the Company to obtain and maintain insurance coverage could materially and adversely affect the Company.

Employees



At December 31, 2002, RRUN had three Executive Officers and three
Directors, and employed a total of 3 people including officers and employees. RRUN and its subsidiaries intend to hire additional employees in the foreseeable future.

Research and Development Expenditures



The Company places significant emphasis on the design and interior decor of its planned establishments. The Company's planned establishments unit designs may require somewhat higher capital costs and furniture and fixtures investment to open a new establishment than is typical in the industry. Landlord contributions may defray a part or a substantial part of interior design and decor at a typical new establishment. The Company believes that its planned design and decor features may enhance the entertainment experience. Certain planned establishments may offer patio seating, which may add substantially to seasonal capacity, revenues and profits. Table layouts are planned to be flexible, permitting re-arrangement of seating to accommodate large groups and effective utilization of maximum seating capacity.

The Company also believes that the location of an establishment is important to its success. In general, significant time and resources will be spent in determining whether a prospective site is acceptable. Certain planned establishments may be located at high-profile sites at malls/office complexes within larger metropolitan areas. In selecting future sites, the Company plans to analyze demographic information for each prospective site, occupancy capacity, property uses, and factors such as visibility, traffic patterns, accessibility, proximity of shopping areas, offices, parks, tourist attractions, and competitive establishment.

RRUN expects to incur research and development expenditures over the twelve months following December 31, 2002. The amounts to be incurred are entirely dependent upon the amount of additional funding we will require to support such efforts. It is impossible to give a meaningful forecast at this time as to the amounts of research and development expenditures that will be incurred.


                               Year Ended          Year Ended
                               Dec. 31, 2001       Dec. 31, 2002
                               -------------       -------------
RRUN Ventures Network, Inc.        $778,258           $78,877

Status of Previously Publicly Announced Developments

STATUS REGARDING PREVIOUSLY PUBLIC ANNOUNCED COMPANY'S PLAN TO BUY BACK 3 MILLION SHARES.
On February 21, 2002 the Board of Directors authorized management of the Company to execute a plan to buy back up to 3 Million common shares for a period of one year within their discretion based on Company resources. As of Feb 21, 2003 the term of the plan has expired. During the one year term the Company did not execute any transactions to buy back any of its common shares from the public float due to insufficient cash resources.

STATUS REGARDING PREVIOUSLY PUBLIC ANNOUNCED PARTNERSHIP
AGREEMENT WITH PINPOINT MEDIA
In April 2002, the Company executed a partnership agreement with

624143 B.C. LTD. dba Media Productions and Brant Pinvidic (collectively "Pinpoint Media") to add its "Party Quest" live entertainment tour/reality TV show property to our product portfolio. Due to lack of capital, we have been unable to continue financing of the Party Quest Reality TV Show property, and therefore, we have not been able to continue with our plan of acquiring the property. In the Company's quarterly report for the period ended

September 30, 2002 the Company stated that we have recently begun further discussions with Pinpoint Media, the owners of the Party Quest Reality TV Show property, regarding the status of our involvement regarding both ownership and a strategic alliance with Pinpoint Media. Management feels that meaningful development of this relationship is doubtful and also feels this partnership is no longer a viable opportunity for business development and subsequent revenue generation.

STATUS REGARDING PREVIOUSLY PUBLIC ANNOUNCED LETTER OF INTENT
WITH PAW, LLC.
In May 2002 Company announced a Letter of Intent with PAW, LLC. The rights and obligations of the Letter of Intent have expired and subsequently there is no relationship between the Company and PAW, LLC.

STATUS REGARDING PREVIOUSLY PUBLIC ANNOUNCED FINANCE AGREEMENT
WITH NCC BLACKWATER CAPITAL MARKETS LLC.
In May 2002 the Company announced a finance agreement with NCC
Blackwater Capital Markets LLC. The agreement has been subsequently terminated by the Company according to the terms of the agreement.

STATUS REGARDING PREVIOUSLY PUBLIC ANNOUNCED ACQUISITION OF 1485684 ONTARIO LIMITED C/O/B AS THE SEQUEL NIGHTCLUB
In September 2002, our subsidiary, RAHX, Inc., entered into a letter of intent for the acquisition of 1485684 Ontario Limited c/o/b as The Sequel Nightclub, located in Toronto, Canada. We have not closed the financing necessary to consummate this acquisition. As a result, we no longer have an exclusive or first right to acquire 1485684 Ontario Limited c/o/b as The Sequel Nightclub. Although we are still pursuing the financing to complete the acquisition, we anticipate continuing difficulties in receiving the financing necessary for this acquisition, due to generally depressed conditions of the finance industry and a general lack of investor interest. On March 20, 2003 The Company executed a consulting agreement with Terrence Lall, the majority owner of 1485684 Ontario Limited c/o/b as The Sequel Nightclub. The consulting agreement provides for Mr. Lall to render services to the Company including but not limited to the development of entertainment establishments, namely nightclubs for the Company. Under the agreement Mr. Lall could over time receive 5% of the Company's issued and outstanding shares.

In November 2002 the Company announced a Joint Venture Agreement with Razzor Records and in December 2002 the Company announced a Strategic Partnership Memorandum Agreement with Klublife Publishing, Inc. Also in December 2002 the Company announced a Strategic Partnership Memorandum of Understanding with Presidential Campaign. At the time of their execution, all three agreements were not expected to provide any significant results until 2003. The three relationships resulting from their respective agreements are still in place and the Company plans to include these relationships and their pending developments in its 2003 business plan.

Item 2. Description of Property

We have no real estate property holdings and at this time we have no agreements to acquire any properties. The Company currently has its headquarters at premises at 62 W. 8th Avenue, 4th Floor, Vancouver, British Columbia, Canada V5Y 1M7. The lease commitment expired on December 31, 2002. The Company is currently occupying the same premises on a month to month basis while it is considering renegotiating of a new lease.

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

In addition, the Company believes that there are approximately two-dozen other former employees of RRUN Labs, Inc. who are owed wages by RRUN Labs, Inc. The total amount of unpaid wages claims, not yet subject to any lawsuit against the Company, is approximately $168,000. All amounts have been included in the Financial Statements as of December 31, 2002.

On July 30, 2002, Micro Concept Systems Inc. ("Plaintiff") filed suit in the Supreme Court of British Columbia against the Company. The suit alleges non-payment of $30,143 for computer equipment sold to the Company by the Plaintiff. The Plaintiff obtained a Garnishing Order Before Judgment pursuant to which it has garnished the Company's account $1,884.

The Company believes that, as it commences revenue-producing operations and as it raises capital, we will have the resources to settle the abovementioned case and we have every intention of doing so. We are working to reduce or prevent collection litigation by creditors or others. Settlements in stock may result in unforeseen dilution to current shareholders.

Item 4. Submission of Matters to a Vote of Security Holders

(a) We held an Annual General Meeting of our shareholders (the
"Annual General Meeting") on December 30, 2002 for the fiscal year ended December 31, 2001.

(b) Please refer to Item 4(C)(i) below

(c) Set forth below is a brief description of each matter voted upon at the Annual General Meeting and the number of affirmative votes and the number of negative votes cast:

(i) the board of directors of the corporation nominated Ray Hawkins, Edwin Kwong and Pavel Bains to stand for election as members of the board of directors for the coming year which three persons shall constitute the entire board of directors. No other nominations were made.

Votes for         .......................... 36,904,595
Votes against     .......................... 0
Votes abstaining  .......................... 7,480,195

(ii) the board of directors of the corporation requested the shareholders of the corporation confirm the appointment of Morgan
& Company as the Company's auditors.

Votes for         .......................... 36,904,595
Votes against     .......................... 0
Votes abstaining  .......................... 7,480,195

(iii) the board of directors of the corporation requested the shareholders of the corporation ratify the amended bylaws previously approved by the board of directors.

Votes for         .......................... 36,904,595
Votes against     .......................... 0
Votes abstaining  .......................... 7,480,195

(iv) the board of directors of the corporation requested the shareholders of the corporation approve the amendments to the articles of incorporation to increase the authorized capital from 100,000,000 common shares to 250,000,000 common shares and to authorize 200,000,000 preferred shares.

Votes for         .......................... 36,904,595
Votes against     .......................... 0
Votes abstaining  .......................... 7,480,195

Not withstanding the approval by the shareholders regarding the increase in authorized capital, the Company has not as yet, filed an amendment to the articles of incorporation effecting that increase.

(d) Not applicable


                             Part II

Item 5. Market for Registrant's Common Equity and Related
Stockholders Matters

Prior to September, 2001, there was no trading market for our common stock. The Company received approval for listing and in September, 2001, the Company obtained a trading symbol of "RRUN" and began trading on the NASD Over-the-Counter Bulletin Board. Although we have a listing on the Bulletin Board, it is impossible to know or predict from day to day how active that market will be. There presently is a trading market for our stock, however, we cannot guarantee that a trading market will continue. As at December 31, 2002 there were 152 record holders of the Company's common stock.

Market Price

Our common stock is quoted at the present time. At March 31, 2003, our stock's closing price was $0.005 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The Securities and Exchange Commission has adopted a Rule that defines a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is presently considered a "penny stock" and is subject to such market rules.

                                    HIGH         LOW
                                    ----         ---
2001*
First Quarter                       Not Trading**
Second Quarter                      Not Trading**
Third Quarter                       $3.10        $1.50
Fourth Quarter                      $1.50        $0.45

2002*
First Quarter                       $0.42        $0.12
Second Quarter                      $0.32        $0.08
Third Quarter                       $0.10        $0.015
Fourth Quarter                      $0.026       $0.004

2003*
First Quarter                       $0.008       $0.0023

-------------------------------------------------------------------

*The prices are all "closing" prices and appear as approximate figures.
**Trading of our stock did not begin until late September 2001.

The source of these high and low prices was the OTC Bulletin
Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, our public announcements regarding our then business activities, general trends in the market for the products and services we have been developing, and other factors, over many of which we have little or no control. In addition, board market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Dividends



We have not paid any dividends to date, and have no plans to do so in the immediate future.

Transfer Agent



We have retained the services of Jersey Transfer and Trust as our transfer agent at this time.

Recent Sales of Unregistered Securities

During October of 2002, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued to one debtholder for the expense related to a loan transaction with the Company. The transactions were valued at $0.027 per share. The transaction was an isolated transaction with a person having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During October of 2002, the Company issued 395,741 shares of its previously authorized, but unissued common stock. The shares were issued to two consultants in exchange for the cancellation of debt. The transactions were valued at $0.09 per share. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During November of 2002, the Company issued 1,430,000 shares of its previously authorized, but unissued common stock. The shares were issued to two consultants in exchange for rendering of services. One transaction of 1,030,000 shares was valued at $0.03 per share. One transaction of 400,000 shares was valued at

$0.009 per share. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During December of 2002, the Company issued 1,700,000 shares of its previously authorized, but unissued common stock. The shares were issued to two consultants in exchange for consulting services. . Each of the two transactions of 850,000 shares each were valued at $0.01 per share. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During December of 2002, the Company issued 10,872,667 shares of its previously authorized, but unissued common stock. The shares were issued to four consultants in exchange for consulting services. One transaction of 3,500,000 shares was valued at the par value of the Company. One transaction of 625,000 shares was valued at $0.04 per share. One transaction of 4,647,667 shares was valued at $0.015 per share. The other transaction of 3,600,000 shares was valued at $0.01 per share. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During December of 2002, the Company issued 645,000 shares of its previously authorized, but unissued common stock. The shares were issued to one debtholder in exchange for the cancellation of a loan. The transactions were valued at $0.0155 per share. The transaction was an isolated transaction with a person having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

RRUN also granted during the fiscal year ended December 31, 2002, incentive stock options to the following officers, directors, employees and consultants.

       Optionee                   Options Granted
       --------                   ---------------
    Ray Hawkins                          200,000
    Edwin Kwong                          180,000
    Pavel Bains                          150,000
    E. Ted Prince                      3,000,000
    13 other Consultants & employees   6,005,000
                                       ---------
    Total # of Options Granted         9,535,500

The options have various exercise prices of between $0.01/share and $0.30/share. The options were issued to a total of 17 officers, directors, employees and consultants all having a close association with the Company and were exempt from registration under Section 4(2) of the Securities Act of 1933.

RRUN also issued common stock warrants to subscribers, staff, consultants and advisors. No warrants were issued to Directors and Officers. The total number of warrants issued during the fiscal year ending December 31, 2002 was 5,376,000 with an exercise price ranging from $0.025 to $1.00 per share. The warrants were issued relating to subscription for the purchase of common stock and for services rendered to a total of 9 staff, consultants and advisors, all having a business association with the Company and were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read along with the financial statements and notes, and by other more detailed financial information appearing in other parts of this annual report.

Results of Operations

For the Year Ended December 31, 2002 compared to Year Ended
December 31, 2001.

From inception to the fiscal year ended December 31, 2002 the Company primarily operated as a development stage Company. The Company's business is still in its development stage. The Company has generated little revenue to date. For the fiscal year ended December 31, 2002, and December 31, 2001, the Company earned revenues of $5,000, and $4,000, respectively. Revenues in the year 2002 were related to the licensing of rights for the use of our AXXUS technology. The Company will not generate any future revenues from these rights as per the divestiture of AXXUS Corporation, as discussed in the Form 8-K filed with the Commission on December 16, 2002. Revenues in 2001 were related to a one-time contract for digital media services and are not expected to generate future revenue. Future revenues for the Company are associated with the realization of its new business strategy, the planned development and operation of a live entertainment business, as outlined below.

For the fiscal year ended December 31, 2002, and December
31, 2001, the Company incurred operational expenses of $1,739,325, and $1,613,460, respectively, of which $908,549 and $1,005,397 were accrued, respectively. These operating expenses included: $76,877 and $778,258, respectively, in software development; $423,404 and $34,950, respectively, in consulting fees; $502,197 and $216,408, respectively in business development costs; and $133,121 and $112,731, respectively in Professional Fees. The overall increase in the Company's operating expenses and changes across all above categories is due to the expanded business efforts to develop and realize its business plan.
For the fiscal year ended December 31, 2002, and December
31, 2001, the Company incurred a net loss from operations of $1,265,480 and $1,611,999, respectively.

Liquidity and Financial Condition As Of December 31, 2002

We had cash-on hand of totaling $32 as of December 31, 2002. Although the Company maintains minimal cash reserves and continues to experience uncertainty regarding future revenues, management strives to maintain current operations, remain viable and develop sustainable revenue streams and positive cash flow. Our sources of liquidity includes sales of our common stock, and loans from management, shareholders and other close affiliates to the Company, and intended cash revenues from operations as developed as per the new business strategy described below.

Due to major changes in market conditions, management decided to re-focus the Company's business strategy from technology oriented to live entertainment oriented to maximize our chances of success. Additional financial and liquidity issues relating to the new business strategy are outlined in the RRUN Ventures Network Inc. Implementation
Plan section below.

Business Strategy for RRUN's Live Entertainment Core
Businesses

Our business strategy has been to build urban lifestyle-based businesses based around software and on-line communities. We believe that our vision to build lifestyle businesses is still viable but that we need to change to an off-line focus with the on-line focus coming later.
Accordingly we are focusing our immediate efforts on building a network of licensed entertainment establishments and a live events business, as the base for our urban lifestyle businesses. The development of these new core businesses will require a staff of approximately 15 persons consisting of marketing, business operations, accounting, administration and venture development and merger and acquisition professionals. These establishments will still utilize a branding approach so that we can sell other urban lifestyle products and services.

RRUN intends to develop a comprehensive program to conduct its research and development of potential locations for its entertainment establishments. Although the program it develops is hoped to yield competitive advantages, RRUN expects that others may be able to compete effectively for its locations. RRUN expects that it must devote a minimum of approximately 5% of it revenues towards location research and development.

Over the twelve months following December 31, 2002, RRUN will conduct significant research and development, or R & D for its acquiring and or development of entertainment establishments, namely nightclubs.

The R & D anticipated to be executed by RRUN for its planned establishments business will include but will not be limited to:

 - The Company places significant emphasis on the design and interior decor of its planned establishments. The Company's planned establishment's unit designs may require somewhat higher capital costs and furniture and fixtures investment to open a new establishment than is typical in the industry. Landlord contributions may defray a part or a substantial part of interior design and decor at a typical new establishment. The Company believes that its planned design and decor features may enhance the entertainment experience. Certain planned establishments may offer patio seating, which may add substantially to seasonal capacity, revenues and profits. Table layouts are planned to be flexible, permitting re-arrangement of seating to accommodate large groups and effective utilization of maximum seating capacity.

 - The Company also believes that the location of an establishment is important to its success. In general, significant time and resources will be spent in determining whether a prospective site is acceptable. Certain planned establishments may be located at high-profile sites at malls/office complexes within larger metropolitan areas. In selecting future sites, the Company plans to analyze demographic information for each prospective site, occupancy capacity, property uses, and factors such as visibility, traffic patterns, accessibility, and proximity of shopping areas, offices, parks, tourist attractions, and competitive establishment.

RRUN plans to continue its main operations out of its Vancouver, British Columbia, Canada facility. RRUN currently has suspended the use of it business development office in Los Angeles, CA but plans to resume operations in 2003 and hopes to open other business development offices in other Canadian and U.S. cities.

RRUN Ventures Network Inc. Implementation Plan
RRUN requires approximately $6,000,000 in operational capital for the 12 month period following December 31, 2002. The RRUN Ventures Network Inc. implementation is planned over a period of four phases totaling 12 months. Each phase is three months. The implementation plan during each phase describes the activity of RRUN across various departments such as Operations, Finance, Mergers and Acquisitions, Venture Development/Product Development, and Sales/Marketing/Business Development.

Our immediate aim is to acquire our first establishment so that we can use it as a flagship for the network and demonstrate our unique and proprietary entertainment concepts for use in our other establishments. We intend that the later establishments will be developed in new and existing locations in major cities throughout the United
States and Canada.

In order to finance the first acquisition, and our phases of implementation we plan to raise investment capital through different types of securities offerings. We plan to fund new establishment locations, including our first acquisition, through direct investments into the individual establishments and providing the investors with cash dividends and some capital stock in the Company to the investors. This is hoped to reduce the potential dilution to our existing shareholders. We also plan to raise investment capital by sale of stock in RAHX, our lifestyle subsidiary, or other planned subsidiary which again is hoped to reduce dilution to our existing shareholders. We plan to invite direct investments into the Company to provide funds for general corporate purposes. We believe that this plan will enable us to achieve our development goals with acceptable dilution to our existing shareholders.

We believe that the first acquisition of a nightclub entertainment establishment will require approximately a minimum of $500,000 for the acquisition, plus approximately

$100,000 in legal, accounting and administrative expenses. In addition our first acquisition will require a minimum of another $400,000 for working capital and general corporate purposes. This is a minimum total of approximately $1,000,000 that will be required in the next quarter during which we are hoping to make the first acquisition. In the following 3 months, we plan to make one or two additional acquisitions. We believe that the cost of a second and third acquisition or development project will be approximately a minimum of $1,000,000 each and that approximately another $500,000 minimum each will be required for the same purposes as listed above for the first acquisition and for working capital and general corporate purposes. Thus, we anticipate needing a minimum of $4,000,000 of investment capital during the next six months.

After the first two acquisitions, we intend to develop other entertainment establishments from initial buildout rather than from acquisitions. Our plan is to open two additional entertainment establishments by the end of 2003 and we anticipate that additional funding (approximately $1,000,000) will be required to accomplish this. Management anticipates that funding requirements for this plan will be less than the overall cost of opening these nightclubs, since the revenues from the first two or three nightclubs is expected to generate enough cash flow to reduce the level of external capital required. We have developed comprehensive business and financial plans that result in our development of a network of entertainment establishments that should operate on a cash positive basis and without incurring substantial dilution to stockholders such that the Company can possibly increase its overall valuation substantially. The Company believes it will require approximately $1,000,000 to launch its live events business unit, including the cost of acquisitions and their subsequent integration and for the venture development of other potential lines of business for 2003. The total additional working capital financing described in this section is planned to also include the development of other synergistic business units such as, including but not limited to, membership services, brand licensing and merchandising.

Management plans on initiating a series of securities offerings to raise the investment capital needed to meet our acquisition plans. Although we will make efforts to minimize dilution to current shareholders, we may not be able to avoid dilution due to many factors, including but not limited to, the closing of financing at lower than the desired market price of the Company's common stock.

RRUN hopes to secure the financing to satisfy the capital needs for each phase of its implementation plan through the execution of various funding methods, primarily private placement investments or debt financing. RRUN hopes to achieve this by securing relationships with accredited individual investors, investment bankers, venture capitalists, and/or finance advisors that have the experience and relationships to aid RRUN with its capital raising efforts. The source of the private placement or debt financing may be comprised of a mix of principal shareholders, private investors and venture capital companies.

If needed capital investment for our acquisitions or developments is not available, in whole or in part, we intend to delay the implementation plan regarding our acquisition or development plans until sufficient investment capital becomes available. We cannot give any assurances that we will raise sufficient investment capital to meet the business plan. In addition to delays to the implementation plan regarding our acquisition or development plans due to insufficiency of investment capital, we may suffer other consequences, including but not limited to the following; We may have to suspend or discontinue operations of one or more of our business units, such as RAHX, or we may have to suspend or discontinue operations of the Company if we become insolvent as a result.

RRUN's 2003 implementation plan regarding its new core business units of entertainment establishments and live events is:

 - Phase One (Jan - March 2003): Continue development of plan for new entertainment establishment and live events units; continue debt reduction plan via voluntary creditor write offs and stock based settlements; headhunt and secure key consultants and possible staff members to execute development of new business units; continue research of entertainment establishment acquisition candidates and development locations;

 - Phase Two (April - June 2003): Secure first stage of capital; finalize new business plan for new entertainment establishment and live events units; finalize operations and marketing plans; secure first entertainment establishment acquisition; secure first live event acquisition or development of live event; continue debt reduction plan via voluntary creditor write offs and stock based settlements; reopen business development office in Los Angeles, open business development office in Toronto, Ontario; commence additional staff hiring.

 - Phase Three (July - September 2003): Secure next stage of capital; secure second and third entertainment establishment acquisition or development; secure additional live event acquisitions or development of live events; continue debt reduction plan via voluntary creditor write offs and stock based settlements; continue additional staff hiring if necessary; open business development office in Miami, Florida.

 - Phase Four (October - December 2003): Secure next stage of capital; secure fourth and fifth entertainment establishment acquisition or development; secure additional live event acquisitions or development of live events; open business development office in New York, NY.

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

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

There have been no changes in and disagreements with Accountants on Accounting and Financial Disclosure as of the fiscal year end
2002.


                            PART III

Item 9. Directors and Executive Officers of the Registrant

Name                   Age   Offices Held
---------------------  ----  ----------------------------------
Ray A. Hawkins (1)     33    President, Chief Executive
                               Officer, Director
Edwin Kwong (1)        31    Chief Operations Officer, Chief
                               Financial Officer, Treasurer,
                               Secretary and Director
Pavel Bains (2)        26    Executive Vice President  - Media
                               & Entertainment, Director

(1)  Directors were appointed to the Board on August 17, 2001.
(2)  Mr. Bains was appointed to the Board on November 8, 2002.
Mr. Bains resigned as an officer and from the Board on January
31, 2003.

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

Management

Ray Hawkins - Director, President & CEO.

As the President & CEO, Mr. Hawkins duties include the forging of business development, securing of partnerships, and overseeing product development, and marketing campaigns. Mr. Hawkins is a serial entrepreneur with over a decade of experience in the fields of media, entertainment, and marketing. From 1990-1995, Mr. Hawkins operated his own music artist management firm, RAH Talent. During that time Mr. Hawkins also acted as the CEO of Empire Communications, a record label that produced a number of cutting edge music artists. Also from 1990 - 1995 Mr. Hawkins acted as CEO of RAH Entertainment, a concert and event corporation. From 1993-1997 Mr. Hawkins acted as a music consultant, procuring cutting edge music for movie and television production houses like Paramount Pictures and video game companies like Electronic Arts. From 1996-1999 Mr. Hawkins was the founder, President, and CEO of TAXI Communications Network Inc., a leading edge media and marketing firm that produced a popular local culture magazine, TAXI Vancouver, and developed urban based marketing campaigns for companies like Labatt Breweries, Universal Music, Virgin Megastore and Molson Canada.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                               Number    Transactions   Known Failures
                               Of late   Not Timely     To File a
Name and principal position    Reports   Reported       Required Form
----------------------------   -------   ------------   --------------
Ray A. Hawkins                    1           0               0
  CEO, President and Director
Edwin Kwong                       1           0               0
  COO, CFO, Treasurer,
  Secretary and Director
Pavel Bains                       1           0               0
  Executive Vice President,
  Media & Entertainment

Item 10. Executive Compensation

The following table sets forth certain information as to our President and the highest paid officers and directors for our last fiscal year ended December 31, 2002. No other compensation was paid to any such officers or directors during this time period.

                           Annual Compensation Table

                                  Annual Compensation (1)      Long Term
                                  -----------------------      ---------
                                                             Compensation
                                                             ------------
Name            Title             Year    Salary    Bonus   Options / SARs (#)
----            -----             ----    ------    -----            ---------
Ray A. Hawkins  President,CEO     2001    $16,137   $0            100,000
                and Director

                                  2002    $17,429   $0            200,000
                                            (2)

E TedPrince (3) Co- CEO, Director 2002      (3)     $0          3,000,000

Edwin Kwong     COO, CFO and      2001    $10,734   $0            100,000
                Director

                                  2002     $7,497   $0            180,000
                                            (4)

Pavel Bains     EVP, and Director 2001    $16,752   $0            100,000
                                            (5)

                                  2002     $7,424   $0            150,000
                                            (6)

(1)	Unless otherwise noted, compensation for Fiscal 2001 is for
the six month period ended December 31, 2001. There was no compensation paid by the Company to the officers or directors of the Company prior to that time. As of December 31, 2002, no retirement, pension or insurance programs or other similar programs have been adopted by RRUN for the benefit of its employees.

(2 In the fiscal year ending December 31, 2002, Mr. Ray Hawkins was entitled to receive an additional $252,571 of executive compensation, and this entire amount has been accrued.

(3) Mr. E. Ted Prince served as President and Co-CEO of RRUN
Ventures Network Inc. as assigned from Perth Ventures Inc. from
June 18, 2002 to November 8, 2002.

(4) In the fiscal year ending December 31, 2002, Mr. Edwin Kwong was entitled to receive an additional $132,507 of executive compensation, and this entire amount has been accrued.

(5) Mr. Pavel Bains was paid approximately 56% of this total in the six month period ending June 30, 2001.

(6) In the fiscal year ending December 31, 2002, Mr. Pavel Bains was entitled to receive an additional $90, 575 of executive compensation, and this entire amount has been accrued.


Effective January 1, 2002, the Company executed Management Services Memorandums with three key directors/officers. In addition to total signing bonuses of $258,000 which have no specific payment date and are payable in cash or shares of the Company or its subsidiary, RAHX, Inc.. The memorandums provide for performance bonuses and total annual compensation in the upcoming four fiscal years as follows:

        Year ended December 31, 2003    $ 200,000
        Year ended December 31, 2004    $ 200,000
        Year ended December 31, 2005    $ 200,000
        Year ended December 31, 2006    $ 200,000

                      Options/SAR Grants in Last Fiscal Year
                              (Individual Grants)

Name            Number of       Percent of      Exercise or   Expiration date
                Securities      options/SARs    base price
                Underlying      granted         ($/Sh)
                Options/SARs    employees in
                Granted (#)     fiscal year

Ray A. Hawkins     200,000           2.1%          $0.10         2/8/2005

E.Ted Prince     3,000,000          31.5%           (1)            (1)
                    (1)

Edwin Kwong        180,000           1.9%          $0.10         2/8/2005

Pavel Bains        150,000           1.6%          $0.10         2/8/2005

(1) As per Agreement with The Company and Perth Ventures Inc. on June 18, 2002 and further amended on July 16, 2002, Mr. E. Ted Prince was entitled to receive options for 2,000,000 shares at $0.12 per share and 1,000,000 shares at $0.045 per share. Note that all options have expired as per Agreement with Perth Ventures Inc. upon Mr. Prince's resignation on November 8, 2002.

           Aggregated Option/SAR Exercises in Last Fiscal Year
                      and FY-End Option/SAR Values

Name            Shares      Value        Number of         Value of unxercised
                aquired    realized  unexercised options  in-the-money options
                   on        ($)     /SARs at FY-end (#)   /SARs at FY-end($)
                exercise                exercisable/          exercisable/
                  (#)                  unexercisable         unexercisable

Ray A. Hawkins     0          0       262,500 / 37,500            $0/$0

E.Ted Prince       0          0             0 / 0                 $0/$0

Edwin Kwong        0          0       242,500 / 37,500            $0/$0

Pavel Bains        0          0       212,500 / 37,500            $0/$0


Item 11. Security Ownership of Certain Beneficial Owners and

Management

The following table lists as of March 31, 2003, the beneficial ownership of RRUN's common stock by each person known by RRUN to beneficially own more than 5% of RRUN's common stock outstanding and by the officers and directors of RRUN as a group. Except as otherwise indicated, all shares are owned directly. RRUN knows of no other person who is the beneficial owner of more than five percent of RRUN's common stock. Unless specifically indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Directors, Officers and 5%                   Shares Beneficially
Stockholders                                        Owned
-----------------------------------------------------------------
                                        Number         Percent
                                        -------        -------
550605 B.C. Ltd.                       2,814,000(1)      4.8%
4th Floor, 62 W. 8th Avenue
Vancouver, B.C. V5Y 1M7

Ray A. Hawkins                         2,579,824(2)      4.4%
71-1075 Granville Street
Vancouver, B.C.  V6Z 1L4

Pavel Bains                              917,500(2)      1.6%
#101 - 1001 Broadway
Vancouver, B.C. V6H 4E4

Edwin Kwong                              842,500(2)      1.4%
#5 - 744 West 7th Avenue
Vancouver, B.C. V5Z 1B8

John Stuart                            4,500,000         7.7%
#2646 1979 Marine Drive
North Vancouver, BC
Canada V7P 3G2

Robert Fidler                          3,500,000         6.0%
2800 Neilson Way
Suite 601
Santa Monica, CA 90405

Lionel Gosselin                        3,313,754 (3)     5.6%
64 Countryside Way
Winnipeg, Manitoba
Canada R2G 4C1

Neal E. Stauffer                       3,535,000(3)      5.9%
601 South Boulder - Suite 1100
Tulsa, OK 74119

All RRUN directors and                 4,339,824(4)      7.5%
officers as a group (3 persons)


(1) Ray A. Hawkins owns 74% of 550605 B.C. Ltd.
(2) Includes shares issuable upon the exercise of options within 60 days.
(3) Includes shares issuable upon the exercise of warrants within 60 days.
(4) Includes 792,500 shares issuable upon the exercise of options within 60 days.


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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
1. Incentive Stock Options. Option rights issued to Officers and Directors under our Incentive Stock Option Plan. A copy of the Plan as well as Incentive Stock Option Agreements for each Executive Officer and Director were attached as Exhibits to Form 10-KSB filed on October 15, 2001. Options awarded to Officers and Directors have been disclosed in Item 10 of this filing.

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

In August 2002, the Company executed an amendment to the amended
Promissory Note of February 2002 with Ray Hawkins. The amendment provides that Ray Hawkins cannot execute the conversion provision, as per the February 2002 Promissory Note, until after November 30, 2003.

3. In September, 2001, RRUN Ventures Network, Inc. owed a total of $9,435 to RRUN Ventures Network, Inc.'s COO, Edwin Kwong.
RRUN is obligated to repay such loans. This debt is interest free and repayable within one year from date of the promissory note issued to Edwin Kwong from RRUN dated September 1, 2001. In exchange for a reduction of $3,900 indebtedness by RRUN, Edwin Kwong subscribed to additional shares of common stock of the Company. In addition, at September 1, 2001, Edwin Kwong was granted the option to convert the outstanding balance in debt to common shares at $0.02 per share; however, Edwin Kwong cannot execute such conversion until after September 1, 2002.

In August 2002, the Company executed an amendment to the Promissory Note of September 2001 with Edwin Kwong. The amendment provides that Edwin Kwong cannot execute the conversion provision, as per the September 2001 Promissory Note, until after November 30, 2003.

At December 31, 2001 RRUN Ventures Network Inc. owed a balance of $103,053 to Edwin Kwong. This debt is interest free and is repayable within one year from the date of each promissory note, respectively, issued to Edwin Kwong. As of February 7, 2002 RRUN executed two Promissory Notes totaling $100,035. In addition, Edwin Kwong was granted the option to convert to common shares the outstanding balance in debt owed by the Company at $0.10 per share; however, Edwin Kwong cannot execute such conversion until after May 31, 2002. Subsequently in May 2002, the Company executed an amendment to the two Promissory Notes of February 2002. The amendment provides that Edwin Kwong cannot execute such conversion, as per the two Promissory Notes of February 2002,

till July 31, 2002. In July 2002, the Company executed an amendment to the two February 2002 Promissory Notes, and reissued two amended Promissory Notes. The two amended Promissory Notes of July 2002 provide that the debt remains interest free and is repayable within one year from the date of each promissory note. In addition, Edwin Kwong was granted the option to convert to common shares the outstanding balance in debt owed by the Company at $0.05 per share; however, Edwin Kwong cannot execute such conversion until after August 30, 2002.

In August 2002, the Company executed an amendment to the two
Promissory Notes of July 2002 with Edwin Kwong. The amendment provides that Edwin Kwong cannot execute the conversion provision, as per the two July 2002 Promissory Note, until after November 30, 2003.

As of February 27, 2002, RRUN executed a Promissory Note totaling $5,550, where by Edwin Kwong was granted the option to convert to common shares the outstanding balance in debt owed by the Company at $0.17 per share; however, Edwin Kwong cannot execute such conversion until after August 31, 2002.

In August 2002, the Company executed an amendment to the Promissory Note of February 27, 2002 with Edwin Kwong. The amendment provides that Edwin Kwong cannot execute the conversion provision, as per the February 27, 2002 Promissory Note, until after November 30, 2003.

4. In June 2002, RRUN entered into an Agreement with Perth Ventures Inc. for executive management services. Perth Ventures supplied RRUN with the services of Mr. E. Ted Prince, who would
serve as President and Co-CEO of RRUN.   Pursuant to this
agreement, Mr. E. Ted Prince was entitled to receive Options in RRUN. In November 2002, Mr. E. Ted Prince resigned from his duties as President and Co-CEO and subsequently the Agreement was terminated. The amount to be paid to Perth Ventures Inc. as per the Agreement with RRUN was $100,665, of which $15,000 was paid and any remaining amount was accrued and subsequently forgiven by Perth Ventures Inc.

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

Item 13(b) Exhibits
-------------------

2.1   Agreement and Plan of Reorganization (1)
2.2   Amendment to Merger Agreement (1)
3.1   Amended Articles of Incorporation (1)
3.2   Amended Bylaws (2)
3.3   Stock Option Plan of RRUN Ventures Network, Inc. (2)
10.1  Sample of Form of Promissory Note: Ray Hawkins (2)
10.2  Sample of Form of Promissory Note: Edwin Kwong (2)
10.3  Lease Agreement dated November 9, 1999 with RAH Media (2)
10.4  Assignment of Lease dated August 31, 2001 with RAH Media (2)
10.5  Management Services Memorandum: Ray Hawkins (2)
10.6  Management Services Memorandum: Edwin Kwong (2)
10.8  Management Services Memorandum: Pavel Bains (2)
10.9  Agreement for Consulting Services with Terrence Lall (4)
16.   Letter from Cordovano & Harvey (3)
21.   Subsidiaries of the Registrant
99.1  Risk Factors
99.2  Press Release dated October 11, 2001 (2)
99.3  Press Release dated October 10, 2001 (2)
99.4  Incentive Stock Option Agreement with Ray Hawkins (2)
99.5  Incentive Stock Option Agreement with Edwin Kwong (2)
99.7  Incentive Stock Option Agreement with Pavel Bains (2)


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

(4) Incorporated into this Form 10-KSB by reference to the Registrant's previous filing of its Form S-8 filed with the Commission on April 10, 2003.


Item 13(c) Reports on Form 8-K
------------------------------

On December 16, 2002, the Company filed a report on Form 8-K.
It was reported under Item 2 of the report that the Company completed the divestment of its subsidiary
AXXUS Corporation in exchange for the cancellation of Company debt in the amount of $411,406. The upshot of the transaction was the disposition by the Company of its uncompleted technology projects in exchange for the cancellation of debt owed by the

Company to the contractor developing the technology. No financial statements were filed with the report.

There were no other reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 2002.

Item 14. Controls and Procedures.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ray Hawkins and Chief Financial Officer, Edwin Kwong. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                          SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RRUN Ventures Network, Inc.


By:

/s/ Ray Hawkins
----------------------------------------
Ray Hawkins, President
Date: April 15, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:

/s/ Ray Hawkins
-----------------------------------------
Ray Hawkins, Director
Principal Executive Officer
Date: April 15, 2003


/s/ Edwin Kwong
-----------------------------------------
Edwin Kwong, Director
Principal Financial Officer
Principal Accounting Officer
Date: April 15, 2003

                                            RRUN VENTURES NETWORK INC.
                    (A Development Stage Company)

                  CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND 2001
                      (Stated in U.S. Dollars)

                                            MORGAN & COMPANY
                                         CHARTERED ACCOUNTANTS

                       AUDITORS' REPORT

To the Shareholders
RRUN Ventures Network Inc.
(A development stage company)


We have audited the consolidated balance sheets of RRUN Ventures Network Inc. (a development stage company) as at December 31, 2002 and 2001, and the consolidated statements of operations and deficit accumulated during the development stage, cash flows and stockholders' deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in accordance with United States of America generally accepted accounting principles.

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



Vancouver, B.C.	                                  "Morgan & Company"

April 8, 2003	                               Chartered Accountants

Tel 604.687.5841      Member of         P.O. Box 100007 Pacific Centre
Fax 604.687.0075        ACPA        Suite 1488-700 West Gerogia Street
www.morgan-cas.com   International             Vancouver, B.C. V7Y 1A1

                          RRUN VENTURES NETWORK INC.
                        (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEETS
                          (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                          DECEMBER 31
                                                     2002            2001
-----------------------------------------------------------------------------

ASSETS

Current
  Cash                                          $        32      $     1,421
  Goods and Services Tax recoverable                  5,786            5,014
  Prepaid expense                                       345              342
  Notes receivable                                   13,125             -
                                                -----------------------------
                                                     19,288            6,777
Capital Assets (Note 5)                               8,230           36,929
Investment (Note 6)                                    -               6,750
                                                -----------------------------

                                                $    27,518      $    50,456
=============================================================================

LIABILITIES

Current
  Accounts payable                              $  1,374,920     $ 1,113,855
  Loans and advances payable (Note 8)                528,581         518,998
                                                -----------------------------
                                                   1,903,501       1,632,853
                                                -----------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital

  Authorized:
    100,000,000 common shares, par value
    $0.0001 per share

  Issued and outstanding:
    45,654,790 common shares at December
    31, 2002 and 14,614,724 at
    December 31, 2001                                  4,566           1,462

  Add:  Share subscriptions received:
    36,250 common shares at December
    31, 2002 and 50,000 at December
    31, 2001                                           1,450          10,000

  Additional paid-in capital                       1,087,084         109,744

Deficit                                           (2,969,083)     (1,703,603)
                                                -----------------------------
                                                  (1,875,983)     (1,582,397)
                                                -----------------------------

                                                $     27,518     $    50,456
=============================================================================

                         RRUN VENTURES NETWORK INC.
                       (A Development Stage Company)

             CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                                 INCEPTION
                                                                OCTOBER 12
                                          YEARS ENDED             2000 TO
                                          DECEMBER 31           DECEMBER 31
                                       2002          2001          2002
-----------------------------------------------------------------------------

Revenue                            $      5,000  $     4,000  $      9,000
                                  -------------------------------------------
Expenses
  Administrative services                64,687       59,719       154,570
  Amortization                            8,817        6,428        15,245
  Business development                  502,197      215,909       718,106
  Consulting                            423,404       34,950       470,963
  Equipment leases                       20,875       14,921        35,796
  Investor relations                    265,252      126,147       391,399
  Marketing                               1,028       35,361        36,389
  Media design                           23,752       60,123        83,875
  Office, rent and sundry               156,297       98,927       265,194
  Professional fees                     133,121      110,691       265,593
  Software development                   76,877      778,258       855,135
  Travel                                 43,076       63,687       111,707
  Wages and benefits                     19,942        8,339        28,281
                                  -------------------------------------------
                                      1,739,325    1,613,460     3,432,253
                                  -------------------------------------------

Loss Before The Following             1,734,325    1,609,460     3,423,253

Write Down Of Investment                  6,750         -            6,750

Minority Interest In Loss Of
Subsidiary                                 -            -             (219)
                                  -------------------------------------------

Loss From Continuing
Operations                            1,741,075    1,609,460     3,429,784

Gain On Disposition Of
Subsidiary                             (419,427)        -         (419,427)

(Gain) Loss From Discontinued
Operations                              (56,168)       2,539       (53,629)
                                  -------------------------------------------

Net Loss For The Year              $  1,265,480  $ 1,611,999  $  2,956,728
=============================================================================

Net Loss Per Share Before
 Discontinued Operations,
 Basic and diluted                 $       0.08  $      0.18
==============================================================

Net Loss Per Share, Basic and
 Diluted                                   0.06         0.18
==============================================================

Weighted Average Number Of
Common Shares Outstanding            20,526,787    8,854,553
==============================================================

                           RRUN VENTURES NETWORK INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                                  INCEPTION
                                                                  OCTOBER 12
                                            YEARS ENDED            2000 TO
                                            DECEMBER 31           DECEMBER 31
                                         2002         2001           2002
-----------------------------------------------------------------------------

Cash Flows From Operating
 Activities
   Loss for the year from
   continuing operations           $ (1,741,075) $ (1,609,460) $ (3,429,784)

Adjustments To Reconcile Net
 Loss To Net Cash Used By
 Operating Activities
   Amortization                           8,817         6,428        15,245
   Issue of common stock for
    expenses                            284,990         4,000       293,190
   Write down of investment               6,750          -            6,750
   Minority interest in loss
    of subsidiary                          -             -             (219)
   Goods and Services Tax
    recoverable                            (772)       (5,014)       (5,786)
   Prepaid expense                           (3)          158          (345)
   Notes receivable                     (13,125)         -          (13,125)
   Accounts payable                     908,549     1,005,397     1,946,600
   Loans and advances payable            95,685       493,533       656,021
                                  -------------------------------------------
                                       (450,184)     (104,958)     (531,453)
                                  -------------------------------------------

Cash Flows From Investing
 Activities
   Net asset deficiency of
    legal parent at date of
    reverse take-over
    transaction                            -             -          (12,355)
   Purchase of capital assets              (136)      (43,357)      (43,493)
                                  -------------------------------------------
                                           (136)      (43,357)      (55,848)
                                  -------------------------------------------

Cash Flows From Financing
 Activities
   Shares issued for cash               401,312        13,400       414,712
   Share subscriptions
    received                             (8,550)       10,000         1,450
                                  -------------------------------------------
                                        392,762        23,400       416,162
                                  -------------------------------------------

Decrease In Cash                        (57,558)     (124,915)     (171,139)

Net Cash From (Used In)
 Discontinued Operations                 56,169        (1,999)       53,630

Cash Acquired On Acquisition
 Of Subsidiary                             -          117,541       117,541

Cash, Beginning Of Year                   1,421        10,794          -
                                  -------------------------------------------

Cash, End Of Year                 $          32  $      1,421  $         32
=============================================================================

                          RRUN VENTURES NETWORK INC.
                        (A Development Stage Company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                              DECEMBER 31, 2002
                          (Stated in U.S. Dollars)

                                            ADDITIONAL
                                             PAID-IN
                       SHARES    AMOUNT      CAPITAL      DEFICIT     TOTAL
                      -------------------------------------------------------
Shares issued for
 cash and services   4,200,000  $ 4,200  $     -      $      -      $  4,200
Adjustment to
 Number of shares
 issued and
 outstanding as
 a result of the
 acquisition of
 RAHX, Inc.
   RAHX, Inc.       (4,200,000)  (4,200)        -            -        (4,200)
   RRUN Ventures
     Inc.            5,708,780    5,709     (1,509)          -         4,200
Adjustment to stated
 value of
 stockholders'
 equity to reflect
 minority interest
 in the net assets
 of RAHX, Inc. at
 the acquisition
 date                      -          -       (219)          -          (219)
Net asset deficiency
 of legal parent at
 date of reverse take-
 over transaction          -          -         -       (12,355)     (12,355)
Shares issued to
 Acquire investment
 in Kaph Data
 Engineering Inc.      400,000      400      6,350           -         6,750
Loss for the period        -          -         -       (79,249)     (79,249)
                      -------------------------------------------------------

Balance, December
 31, 2000            6,108,780    6,109      4,622      (91,604)     (80,873)

Adjustment to number
 of shares issued and
 outstanding as a
 result of the
 acquisition of RRUN
 Ventures, Inc.
   RRUN Ventures,
    Inc.            (6,108,780)  (6,109)    (4,622)        -         (10,731)
   RRUN Ventures
    Network Inc.       288,420      288     10,443          -         10,731
Fair value of shares
 issued in connection
 with the acquisition
 of RRUN Ventures,
 Inc.                  305,439      306     28,325          -         28,631
                      -------------------------------------------------------
                       593,859      594     38,768      (91,604)     (52,242)
Increase in issued
 shares due to 20
 for 1 stock split  11,283,321      594       (594)          -           -
Shares issued for
 Debt                1,867,544      187     54,257           -        54,444
Shares issued for
 cash                  670,000       67     13,333           -        13,400
Shares issued for
 Services              200,000       20      3,980           -         4,000
Loss for the year          -          -            - (1,611,999)  (1,611,999)
                      -------------------------------------------------------

Balance, December
 31, 2001           14,614,724    1,462    109,744   (1,703,603)  (1,592,397)

Shares issued for
 Debt               11,163,816    1,116    268,026           -       278,142
Shares issued for
 Services           13,845,000    1,384    283,606          -        275,990
Shares issued for
 cash and notes
 receivable          7,861,250      787    461,912           -       462,698
Shares cancelled    (1,830,000)    (183)   (61,204)          -       (61,387)
Forgiveness of
 shareholder debt          -          -     25,000           -        25,000
Loss for the year          -          -         -    (1,265,480)  (1,265,480)
                      -------------------------------------------------------

Balance, December
 31, 2002           45,654,790  $ 4,566 $1,087,084  $(2,969,083) $(1,877,434)

                     =======================================================

                   RRUN VENTURES NETWORK INC.
                 (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001
                    (Stated in U.S. Dollars)

1.  NATURE OF OPERATIONS

a)  Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 12, 2000.

b)  Development Stage Activities

The Company was organized as a holding company to develop or acquire innovative ventures with an emphasis on serving the lifestyle needs of the 18 - 34 year Digital Generation through the production and marketing of lifestyle products and services. The Company's initial venture is RAHX, a business concept previously focused on delivering, for its customers, a consolidated Entertainment Experience Network comprised of many services ranging from digital media peer to peer file exchange to live entertainment and online video games. At this time, the Company's focus is the developing of a live entertainment business, specifically nightclubs and live events.

c)  Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at December 31, 2002, has a working capital deficiency of $1,884,213. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

                RRUN VENTURES NETWORK INC.
              (A Development Stage Company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 2002 AND 2001
                (Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)  Consolidation

These consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, RRUN Labs Inc. and RVNI Management Ltd., its 67% owned subsidiary, RAHX, Inc., and its discontinued wholly owned subsidiary, AXXUS Corporation. On November 27, 2002, the Company disposed of its 100% interest in AXXUS Corporation.

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

                 DECEMBER 31, 2002 AND 2001
                  (Stated in U.S. Dollars)

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

i)  Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

               RRUN VENTURES NETWORK INC.
             (A Development Stage Company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 2002 AND 2001
                (Stated in U.S. Dollars)

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

The acquisition is summarized as follows:

Current Assets               $   11,357
Current Liabilities             23,712
                            -----------


Net Asset Deficiency         $ (12,355)
                            ===========

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

                      RRUN VENTURES NETWORK INC.
                    (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND 2001
                      (Stated in U.S. Dollars)



3.  ACQUISITION OF SUBSIDIARY (Continued)

     The acquisition is summarized as follows:

     Current Assets (cash)                    $  117,541
     Current Liabilities                         (88,910)
                                              -----------

                                                $ 28,631
                                              ===========



4.	DISCONTINUED OPERATIONS

By an agreement dated November 27, 2002, the Company disposed of its 100% interest in Axxus Corporation ("Axxus") for cash consideration of $1. The revenue and expenses related to the business of Axxus for the years ended December 31, 2002 and 2001, and for the period from inception to December 31, 2002, are reflected as discontinued operations in the statements of operations and cash flows.


5.	CAPITAL ASSETS


                              2002                     2001
                ----------------------------------   --------
                           ACCUMULATED   NET BOOK    NET BOOK
                   COST   AMORTIZATION     VALUE      VALUE
                ----------------------------------   --------

Computer
  Equipment      $ 10,239  $ 4,148       $ 6,091     $ 34,515
Computer
  Software            456      456           -            223
Office furniture
  And equipment     2,430      291         2,139        2,191
                ----------------------------------   --------
                 $ 13,125  $ 4,895       $ 8,230     $ 36,929
                ==================================   ========

6.	INVESTMENT

                                             2002      2001
                                           -------------------

Kaph Data Engineering Inc. - 159 common
  shares representing 15% of the Company's
  issued and outstanding common share
  capital                                  $   -     $  6,750
                                           ===================
During the year ended December 31, 2002, the Company wrote down the carrying value of this investment.

                      RRUN VENTURES NETWORK INC.
                    (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 2002 AND 2001
                       (Stated in U.S. Dollars)


7.  STOCK OPTIONS AND WARRANTS OUTSTANDING

Stock Options

As at December 31, 2002, options were outstanding for the purchase of common shares as follows:

             NUMBER           PRICE                 EXPIRY
            OF SHARES        PER SHARE               DATE
          -------------     ------------   ------------------------
            283,000           $ 0.25        September 5 and 6, 2004
            300,000           $ 0.10        September 5, 2004
             55,000           $ 0.13        February 5, 2005
            530,000           $ 0.10        February 8, 2005
             35,000           $ 0.25        April 4, 2005

In accordance with the vesting provisions of these agreements, 1,037,750 stock options are exercisable at December 31, 2002.

A summary of the changes in stock options for the year ended
December 31, 2002 is presented below:


                                                       WEIGHTED
                                                        AVERAGE
                                                       EXERCISE
                                          SHARES         PRICE
                                       --------------------------

Balance, December 31, 2001              1,281,500     $  0.22

Granted                                 9,475,000        0.12
Exercised                              (5,600,000)      (0.13)
Expired                                (3,953,500)      (0.12)
                                       --------------------------
Balance, December 31, 2002              1,203,000     $  0.14
                                       ==========================

                    RRUN VENTURES NETWORK INC.
                  (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001
                     (Stated in U.S. Dollars)



7.  STOCK OPTIONS AND WARRANTS OUTSTANDING

Share Purchase Warrants

As at December 31, 2002, share purchase warrants were outstanding for the purchase of common shares as follows:

                       NUMBER           PRICE
                      OF SHARES        PER SHARE
                    --------------    -----------

                     1,882,355          $  0.25
                     1,332,000          $  0.10
                     2,230,000          $  0.50
                       168,795          $  3.00
                       567,500          $  0.75
                       420,000          $  0.20
                       100,000          $  0.40
                       340,000          $  0.06
                       100,000          $  1.00

The warrants expire between September 4, 2004 and September 18, 2006.

A summary of the changes in share purchase warrants for the year ended December 31, 2002 is presented below:

                                                           WEIGHTED
                                                           AVERAGE
                                                           EXERCISE
                                             SHARES         PRICE
                                           ---------------------------

Balance, December 31, 2001                  1,944,650      $   0.47

Granted                                     5,476,000          0.37
Exercised                                    (180,000)        (0.20)
Cancelled                                    (100,000)        (0.06)
                                            --------------------------

Balance, December 31, 2002                  7,140,650      $   0.41
                                            ==========================
                             F-12

                   RRUN VENTURES NETWORK INC.
                 (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  DECEMBER 31, 2002 AND 2001
                   (Stated in U.S. Dollars)

8.  LOANS AND ADVANCES PAYABLE

Loans and advances payable are interest free and are repayable within one year. Certain of the loans and advances are convertible to common shares as follows:

                           CONVERSION         CONVERSION
               AMOUNT         PRICE              AFTER
            ------------------------------------------------

            $  132,912      $  0.05         August 30, 2002
            $    9,508      $  0.12         August 31, 2002
            $    1,000      $  0.02         September 14, 2002
            $      400      $  0.02         August 31, 2003
            $  259,517      $  0.02         November 30, 2003
            $  100,288      $  0.05         November 30, 2003
            $    5,594      $  0.17         November 30, 2003


9.  RELATED PARTY TRANSACTIONS

a) Included in accounts payable at December 31, 2002 is $476,177 owing to directors or a company controlled by a director.

b) Included in loans and advances payable at December 31, 2002 is $372,011 owing to directors or a company controlled by a director.

c) During the year ended December 31, 2002, the Company incurred $508,000 in consulting and business development expenses with directors, and $132,547 in business and technology development expenses with former directors.

d) During the year ended December 31, 2002, the Company incurred $43,818 in administration, office, and equipment rental expenses with a company controlled by a director.

                    RRUN VENTURES NETWORK INC.
                   (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001
                    (Stated in U.S. Dollars)

10.	COMMITMENT

During the year ended December 31, 2002, the Company executed Management Services Memorandums with three key directors/officers which were effective January 1, 2002. In addition to total signing bonuses of $258,000 which have no specific payment date and are payable in cash or shares of the Company or its subsidiary, RAHX, Inc., the memorandums provide for performance bonuses and total annual compensation as follows:

           Year ended December 31, 2003    $  260,000
           Year ended December 31, 2004    $  260,000
           Year ended December 31, 2005    $  260,000
           Year ended December 31, 2006    $  260,000


11.  SUBSEQUENT EVENT

Subsequent to December 31, 2002, the Company issued 10,500,000 common shares as consideration for services under an attorney client fee agreement.

                             F-14


                         CERTIFICATION

In connection with the Annual Report of RRUN Ventures Network, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Ray Hawkins, Chief Executive Officer and Edwin Kwong, Principal Financial Officer of the
Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

(1)   The Report fully complies with the requirements of section
      13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  April 15, 2003
                             By: /s/ Ray Hawkins
                                -------------------------------------
                                Ray Hawkins, Chief Executive Officer

                             By: /s/ Edwin Kwong
                                -------------------------------------
                               Edwin Kwong, Principal Financial
                               Officer



                             CERTIFICATIONS

I, Ray Hawkins, certify that;

(1)  I have reviewed this annual report on Form10-KSB of RRUN
Ventures Network, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                /s/ Ray Hawkins
Date:   April 15, 2003       -----------------------------
                                      Ray Hawkins
                               Principal Executive Officer

                         CERTIFICATIONS

I, Edwin Kwong, certify that;

(1)  I have reviewed this annual report on Form10-KSB of RRUN
Ventures Network, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  /s/ Edwin Kwong
Date:   April 15, 2003        -------------------------------
					         Edwin Kwong
                                Principal Financial Officer