Form 10QSB
period 2003-03-31
RRUN VENTURES NETWORK INC
filed 2003-05-20
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2003

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ____________

      Commission File No.  000-27233

                    RRUN VENTURES NETWORK, INC.
        (Exact name of Registrant as specified in its charter)

         NEVADA                                    98-0204736
       -----------                             ------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification Number)

62 W. 8th Avenue, 4th Floor
Vancouver, British Columbia, Canada                 V5Y 1M7
--------------------------------------             ----------
(Address of principal executive offices)           (Zip Code)

Issuer?s telephone number, including area code:    (604) 682-6541

Check whether the issuer

(1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.
 Yes ( X ) No (  ).

State the number of shares outstanding of each of the issuer?s classes of common equity, as of the last practicable date.

      Class				   Outstanding as of March 31, 2003
-----------------------------    ---------------------------------
$0.0001 par value Common Stock              58,154,790

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [ X ]

PART 1 - FINANCIAL INFORMATION

Item 1.		Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                         RRUN VENTURES NETWORK INC.
                       (A Development Stage Company)

                     CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)

                         RRUN VENTURES NETWORK INC.
                       (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEET
                                (Unaudited)
                          (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                  MARCH 31       DECEMBER 31
                                                    2003            2002
-----------------------------------------------------------------------------

ASSETS

Current
  Cash                                           $        124   $         32
  Goods and Services Tax recoverable                    4,424          5,786
  Prepaid expense                                      47,528            345
  Notes receivable                                     13,125         13,125
                                                -----------------------------
                                                       65,201         19,288
Capital Assets                                          7,715          8,230
                                                -----------------------------

                                                 $     72,916   $     27,518
=============================================================================

LIABILITIES

Current
  Accounts payable                               $  1,463,084   $  1,374,920
  Loans and advances payable                          541,460        528,581
                                                -----------------------------
                                                    2,004,544      1,903,501
                                                -----------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    100,000,000 common shares, par value
     $0.0001 per share

  Issued and outstanding:
    56,154,790 common shares at March 31, 2003
     and 45,654,790 at December 31, 2002                5,616          4,566

  Add:  Share subscriptions received:
    1,685,000 common shares at March 31, 2003
     and 36,250 at December 31, 2002                    8,045          1,450

  Additional paid-in capital                        1,138,534      1,087,084

Deficit                                            (3,083,823)    (2,969,083)
                                                -----------------------------
                                                   (1,931,628)    (1,875,983)
                                                -----------------------------

                                                 $     72,916   $     27,518
=============================================================================

                         RRUN VENTURES NETWORK INC.
                       (A Development Stage Company)

              CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                (Unaudited)
                          (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                                 INCEPTION
                                                                 OCTOBER 12
                                       THREE MONTHS ENDED         2000 TO
                                            MARCH 31              MARCH 31
                                       2003          2002           2003
-----------------------------------------------------------------------------

Revenue                             $       -     $         -  $      9,000
                                   ------------------------------------------

Expenses
  Administrative services                  2,267         6,101       156,837
  Amortization                               516         2,687        15,761
  Business development                    21,000       191,166       739,106
  Consulting                              50,000       260,001       520,963
  Equipment leases                          -            7,474        35,796
  Investor relations                         295       171,774       391,694
  Marketing                                 -              541        36,389
  Media design                               180        15,983        84,055
  Office, rent and sundry                 32,545        50,956       297,739
  Professional fees                        7,441        25,605       273,034
  Software development                      -           38,888       855,135
  Travel                                     496         9,650       112,203
  Wages and benefits                        -           13,344        28,281
                                   ------------------------------------------
                                         114,740       794,170     3,546,993
                                   ------------------------------------------

Loss Before The Following                114,740       769,170     3,537,993

Write Down Of Investment                    -             -            6,750
Minority Interest In Loss Of
 Subsidiary                                 -             -             (219)
                                   ------------------------------------------
Loss From Continuing
 Operations                              114,740       769,170     3,544,524

Gain On Disposition Of
 Subsidiary                                 -             -         (419,427)
Discontinued
 Operations                                 -           24,984       (53,629)
                                   ------------------------------------------

Net Loss For The Period             $    114,740  $    769,186  $  3,071,468
=============================================================================

Net Loss Per Share                  $      0.01   $      0.05
==============================================================

Weighted Average Number Of
 Common Shares Outstanding            49,543,679    14,781,391
===============================================================

                         RRUN VENTURES NETWORK INC.
                       (A Development Stage Company)

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                           (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                                 INCEPTION
                                                                 OCTOBER 12
                                       THREE MONTHS ENDED         2000 TO
                                            MARCH 31              MARCH 31
                                       2003          2002           2003
-----------------------------------------------------------------------------

Cash Flows From Operating
 Activities
  Loss from continuing operations   $   (114,740) $   (769,170) $ (3,544,524)

Adjustments To Reconcile Net
 Loss To Net Cash Used By
 Operating Activities
  Amortization                               516         2,687        15,761
  Issue of common stock for
   expenses                               52,500        60,000       345,690
  Write down of investment                  -             -            6,750
  Minority interest in loss of
   subsidiary                               -             -             (219)
  Goods and Services Tax
   recoverable                             1,362         3,343        (4,424)
  Prepaid expense                        (47,183)      (13,747)      (47,528)
  Notes receivable                          -             -          (13,125)
  Accounts payable                        88,163       614,561     2,034,763
  Loans and advances payable              12,879        33,914       668,900
                                   ------------------------------------------
                                          (6,503)      (93,412)     (537,956)
                                   ------------------------------------------


Cash Flows From Investing
 Activities
  Net asset deficiency of legal
   parent at date of reverse
   take-over transaction                    -             -          (12,355)
  Purchase of capital assets                -             -          (43,493)
                                   ------------------------------------------

                                            -             -          (55,848)
                                   ------------------------------------------


Cash Flows From Financing
 Activities
  Shares issued for cash                    -             -          414,712
  Share subscriptions received             6,595        99,000         8,045
                                   ------------------------------------------

                                           6,595        99,000       422,757
                                   ------------------------------------------


Increase (Decrease) In Cash                   92         5,588      (171,047)

Net Cash From Discontinued
 Operations                                 -           24,984        53,630

Cash Acquired On Acquisition Of
 Subsidiary                                 -             -          117,541

Cash, Beginning Of Period                     32         1,421          -
                                   ------------------------------------------


Cash, End Of Period                 $        124  $     31,993  $        124
=============================================================================

                         RRUN VENTURES NETWORK INC.
                       (A Development Stage Company)

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                MARCH 31, 2003
                                  (Unaudited)
                           (Stated in U.S. Dollars)

                                            ADDITIONAL
                                             PAID-IN
                          SHARES   AMOUNT    CAPITAL    DEFICIT       TOTAL
                        -----------------------------------------------------

Shares issued for cash
and services             4,200,000 $4,200 $      -    $      -      $   4,200
Adjustment to number of
 shares issued and
 outstanding as a result
 of the acquisition of
 RAHX, Inc.
  RAHX, Inc.            (4,200,000)(4,200)      -            -         (4,200)
  RRUN Ventures Inc.     5,708,780  5,709     (1,509)        -          4,200
Adjustment to stated
 value of stockholders'
 equity to reflect
 minority interest in
 the net assets of
 RAHX, Inc. at the
 acquisition date             -      -           (219)       -           (219)
Net asset deficiency of
 legal parent at date of
 reverse take-over
 transaction                  -      -            -       (12,355)    (12,355)
Shares issued to acquire
 investment in Kaph Data
 Engineering Inc.          400,000    400        6,350       -          6,750
Loss for the period           -      -            -       (79,249)    (79,249)
                        -----------------------------------------------------

Balance, December 31,
 2000                    6,108,780  6,109        4,622     (91,604)    (80,873)

Adjustment to number of
 shares issued and
 outstanding as a result
 of the acquisition of
 RRUN Ventures, Inc.
  RRUN Ventures, Inc.   (6,108,780)(6,109)     (4,622)       -        (10,731)
  RRUN Ventures Network
   Inc.                    288,420    288      10,443        -         10,731
Fair value of shares
 issued in connection
 with the acquisition of
 RRUN Ventures, Inc.       305,439    306      28,325        -         28,631
                        -----------------------------------------------------
                           593,859    594      38,768     (91,604)    (52,242)
Increase in issued
 shares due to 20 for 1
 stock split            11,283,321    594        (594)       -           -
Shares issued for debt   1,867,544    187      54,257        -         54,444
Shares issued for cash     670,000     67      13,333        -         13,400
Shares issued for
 Services                  200,000     20       3,980        -          4,000
Loss for the year             -      -           -     (1,611,999) (1,611,999)
                        -----------------------------------------------------

Balance, December 31,
 2001                   14,614,724  1,462     109,744  (1,703,603) (1,592,397)

                         RRUN VENTURES NETWORK INC.
                       (A Development Stage Company)

             CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY

                                MARCH 31, 2003
                                  (Unaudited)
                           (Stated in U.S. Dollars)

                                            ADDITIONAL
                                             PAID-IN
                          SHARES    AMOUNT   CAPITAL    DEFICIT       TOTAL
                        -----------------------------------------------------

Balance, December 31,
 2001                   14,614,724 $1,462 $   109,744 $(1,703,603)$(1,592,397)

Shares issued for debt  11,163,816  1,116     268,026        -        278,142
Shares issued for
 services               13,845,000  1,384     283,606        -        275,990
Shares issued for cash
 and notes receivable    7,861,250    787     461,912        -        462,698
Shares cancelled        (1,830,000)  (183)    (61,204)       -        (61,387)
Forgiveness of
 shareholder debt             -      -         25,000        -         25,000
Loss for the year             -      -           -     (1,265,480) (1,265,480)
                        -----------------------------------------------------

Balance, December 31,
 2002                   45,654,790  4,566   1,087,084  (2,969,083) (1,877,434)

Shares issued for
 services               10,500,000  1,050      51,450        -         52,500
Loss for the period           -      -           -       (114,740)   (114,740)
                        -----------------------------------------------------

Balance, March 31, 2003 56,154,790 $5,616 $ 1,138,534 $(3,083,823)$(1,939,674)
                        =====================================================

                         RRUN VENTURES NETWORK INC.
                       (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2003
                                 (Unaudited)
                           (Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2002 audited consolidated financial statements and notes thereto.


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

                         RRUN VENTURES NETWORK INC.
                       (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2003
                                 (Unaudited)
                           (Stated in U.S. Dollars)

2.  NATURE OF OPERATIONS (Continued)

  c)  Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at March 31, 2003, has a working capital deficiency of $1,939,343. The Company expects to continue to incur substantial losses to complete the development and testing of its technology. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

  a)  Consolidation

These consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, RRUN Labs Inc.
and RVNI Management Ltd., and its 67% owned subsidiary, RAHX, Inc.

                         RRUN VENTURES NETWORK INC.
                       (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2003
                                 (Unaudited)
                           (Stated in U.S. Dollars)

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

                         RRUN VENTURES NETWORK INC.
                       (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2003
                                 (Unaudited)
                           (Stated in U.S. Dollars)

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

  i)  Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.


4.  SUBSEQUENT EVENTS

Subsequent to March 31, 2003, the Company issued 5,648,287 common shares to settle a debt with a fair value of $12,991, and issued a total of 12,920,000 common shares with a fair value of $41,200, pursuant to the provisions of various consulting services agreements entered into by the Company.

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

RESULTS OF OPERATIONS


For The Three Month Period Ended March 31, 2003 Compared To the
Three Month Period Ended March 31, 2002

For The Three Month Period Ended March 31, 2003 Compared To the
Three Month
Period Ended March 31, 2002

For the three month period ended March 31, 2003, the Company earned revenues of $0.00, as compared to revenues of $0 for the same period ended
March 31,
2002.

For the three month period ended March 31, 2003, the Company incurred operational expenses of $114,740, as compared to $794,170 during the same period in 2002. These operating expenses included: consulting fees of
$50,000 and $260,001, business development expenses $21,000, and $191,166;
and professional fees of $7,441, and $25,605, for the three month period ending March 31, 2003, and 2002, respectively.

For the three month period ended March 31, 2003, the company also issued
10,500,000 shares as payment to one of our legal advisors to cover our legal expenses and to establish a pre-paid expense for future legal services. At
March 31, 2003, the Pre-paid Expense totaled $47,528.

The Company incurred a net loss from operations of $114,740 for the fiscal quarter ended March 31, 2003, as compared to $794,170 for the same period in
2002.
     For the three month period ended March 31, 2003, the Company earned revenues of $0.00, as compared to revenues of $0 for the same period ended March 31, 2002.

     For the three month period ended March 31, 2003, the Company incurred operational expenses of $114,740, as compared to $794,186 during the same period in 2002. These operating expenses included: consulting fees of $50,000 and $260,001, business development expenses $21,000, and $191,166; and professional fees of $7,441, and $25,605, for the three month period ending March 31, 2003, and 2002, respectively.

For the three month period ended March 31, 2003, the company also issued 10,500,000 shares as payment to one of our legal advisors to cover our legal expenses and to establish a pre-paid expense for future legal services. At March 31, 2003, the Pre-paid Expense totaled $47,528.

      The Company incurred a net loss from operations of $114,740 for the fiscal quarter ended March 31, 2003, as compared to $794,186 for the same period in 2002.

Liquidity and Financial Condition As Of September 30, 2002

     We had cash-on hand of totaling $124.00 as of March 31, 2003.

    Due to major changes in market conditions, management decided to change our business strategy to maximize our chances of success. Since inception the Company?s original business strategy was to operate as a venture development organization focused on content distribution utilizing the Internet. As reported in the Company?s Annual report for the period ended December 31, 2002 the Company' has shifted its strategy from being focused solely on technology oriented to one of focused on live entertainment, particularly entertainment establishments (i.e. nightclubs) and live events (i.e. concerts and special events)

      Our business strategy has been to build urban lifestyle-based businesses based around software and on-line communities. We believe that our vision to build lifestyle businesses is still viable but that we need to change to an off-line focus with the on-line focus coming later. Accordingly we are focusing our immediate efforts on building a network of licensed entertainment establishments, as the base for our urban lifestyle businesses. These establishments will still utilize a branding approach so that we can sell other urban lifestyle products and services.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      During the three month period ending March 31, 2003 the Company has no legal proceedings filed against it.

      The Company believes that, as it commences revenue-producing operations and as it raises capital, we will have the resources to reduce or prevent collection litigation by creditors or others.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities
During January 2003, the Company issued 1,648,750 shares of its previously authorized, but unissued common stock. The shares were issued to one unrelated company in exchange for cash. The transaction was valued at $0.004 per share for a total consideration of $6,595. The transaction was an isolated transaction with a company having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution


Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

99.1

(b) Reports on Form 8-K

None
SIGNATURES

      In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

RRUN Ventures Network, Inc.

Date:    May 15, 2003


By:    	/s/ Ray Hawkins
            Ray Hawkins, President and Chief
                Executive Officer
By:    	/s/  Edwin Kwong
            Edwin Kwong, Principal Accounting Officer
                     and Chief Financial Officer



CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    I, Ray Hawkins, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of RRUN VENTURES NETWORK, INC. for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of RRUN VENTURES NETWORK, INC.

By:




Name:
/s/ Ray Hawkins
Ray Hawkins

Title:
Chief Executive Officer

Date:

May 15, 2003


      I, Edwin Kwong, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of RRUN VENTURES NETWORK, INC. for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of RRUN VENTURES NETWORK, INC.

By:





Name:
/s/ Edwin Kwong
Edwin Kwong

Title:
Chief Financial Officer

Date:

May 15, 2003