Form 10QSB
period 2003-06-30
LIVESTAR ENTERTAINMENT GROUP INC
filed 2003-08-19
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2003

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from     to
                                    -----   -----


      Commission File No.  000-27233
                           ---------


                     LIVESTAR ENTERTAINMENT GROUP, INC.
               -----------------------------------------------
           (Exact name of Registrant as specified in its charter)

       NEVADA                                               98-0204736
-------------------------------                      ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

62 W. 8th Avenue, 4th Floor
Vancouver, British Columbia, Canada                   V5Y 1M7
-----------------------------------                   ------------------
(Address of principal executive offices)              (Zip Code)

Issuers telephone number, including area code:         (604) 682-6541
                                                       -----------------


Check whether the issuer
(1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.
 Yes ( X ) No (  ).

State the number of shares outstanding of each of the issuers classes of common equity, as of the last practicable date.

        Class				Outstanding as of June 30, 2003
-------------------------------     --------------------------------

$0.0001 par value Common Stock                 94,794,923

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [ X ]

                    PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                   LIVESTAR ENTERTAINMENT GROUP INC.
                 (Formerly RRUN Ventures Network Inc.)
                     (A Development Stage Company)


                   CONSOLIDATED FINANCIAL STATEMENTS


                            JUNE 30, 2003
                             (Unaudited)
                       (Stated in U.S. Dollars)

                  LIVESTAR ENTERTAINMENT GROUP INC.
                (Formerly RRUN Ventures Network Inc.)
                    (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEET
                                (Unaudited)
                          (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                  June 30       DECEMBER 31
                                                    2003            2002
-----------------------------------------------------------------------------

ASSETS
Current
   Cash                                        $         64     $        32
   Goods and Services Tax recoverable                 2,815           5,786
   Prepaid expense                                   36,139             345
   Notes receivable                                       -          13,125
                                               ------------------------------
                                                     39,018          19,288
Capital Assets                                        7,157           8,230
                                               ------------------------------

                                               $     46,175     $    27,518

LIABILITIES
Current
   Accounts payable                            $  1,559,296     $ 1,374,920
   Loans and advances payable                       536,071         528,581
                                               ------------------------------
                                                  2,095,367       1,903,501
                                               ------------------------------

STOCKHOLDERS DEFICIENCY

Share Capital
   Authorized:
      250,000,000 common shares, par value
       $0.0001 per share
      200,000,000 preferred shares, par
       value $0.0001 per share

   Issued and outstanding:
      94,794,923 common shares at June 30,
       2003 and
      45,654,790 common shares at December
       31, 2002                                       9,480           4,566

   Add:  Share subscriptions received:
            Nil common shares at June 30,
             2003 and
            36,250 common shares at December
             31, 2002                                     -           1,450

   Additional paid-in capital                     1,262,047       1,087,084

Deficit                                          (3,320,719)     (2,969,083)
                                               ------------------------------
                                                 (2,049,192)     (1,875,983)
                                               ------------------------------

                                               $     46,175     $    27,518
=============================================================================

                     LIVESTAR ENTERTAINMENT GROUP INC.
                   (Formerly RRUN Ventures Network Inc.)
                      (A Development Stage Company)

            CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                             (Unaudited)
                      (Stated in U.S. Dollars)

-----------------------------------------------------------------------------

                      THREE        SIX        THREE        SIX      INCEPTION
                      MONTHS      MONTHS      MONTHS      MONTHS    OCTOBER 12
                      ENDED        ENDED       ENDED       ENDED     2000 TO
                     JUNE 30      JUNE 30     JUNE 30     JUNE 30    JUNE 30
                      2003         2003        2002        2002       2003
-----------------------------------------------------------------------------

Revenue             $     502   $     502   $   5,000   $   5,000   $   9,502
                    ---------------------------------------------------------

Expenses
  Administrative
    Services            2,327       4,594          38       6,139     159,164
  Amortization            598       1,114       2,685       5,372      16,359
  Business
    development       128,645     149,645     168,786     359,952     867,751
  Consulting           50,539     100,539      68,401     328,402     571,502
  Equipment leases          -           -       7,444      14,918      35,796
  Investor relations    1,546       1,841     104,178     275,952     393,240
  Marketing                 -           -           -         540      36,389
  Media design             14         194       6,071      22,055      84,069
  Office, rent
   and sundry          28,456      61,001      73,602     124,558     326,195
  Professional fees    24,585      32,026      32,280      57,885     297,619
  Software
   Development              -           -      33,222      72,110     855,135
  Travel                  688       1,184      15,589      25,239     112,891
  Wages and benefits        -           -       4,513      17,857      28,281
                    ---------------------------------------------------------
                      237,398     352,138     516,809   1,310,979   3,784,391
                    ---------------------------------------------------------

Loss Before The
 Following            236,896     351,636     511,809   1,305,979   3,774,889

Write Down Of
 Investment                 -           -           -           -       6,750
Minority Interest
 In Loss Of
 Subsidiary                 -           -           -           -        (219)
                    ---------------------------------------------------------


Loss From
 Continuing
 Operations           236,896     351,636     511,809   1,305,979   3,781,420

Gain On Disposal
 Of Subsidiary              -           -           -           -    (419,427)
Discontinued
 Operations                 -           -     (24,541)    (49,525)    (53,629)
                    ---------------------------------------------------------
Net Loss For The
 Period             $ 236,896   $ 351,636   $ 487,268  $1,256,454  $3,308,364
=============================================================================

Net Loss Per Share  $    0.01   $    0.01   $    0.03  $     0.08
=================================================================

Weighted Average
 Number Of Common
 Shares
 Outstanding       79,994,738  57,640,620  17,165,054  15,979,807
=================================================================

                        LIVESTAR ENTERTAINMENT GROUP INC.
                     (Formerly RRUN Ventures Network Inc.)
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                           (Stated in U.S. Dollars)




-----------------------------------------------------------------------------

                      THREE        SIX        THREE        SIX      INCEPTION
                      MONTHS      MONTHS      MONTHS      MONTHS    OCTOBER 12
                      ENDED        ENDED       ENDED       ENDED     2000 TO
                     JUNE 30      JUNE 30     JUNE 30     JUNE 30    JUNE 30
                      2003         2003        2002        2002       2003
-----------------------------------------------------------------------------

Cash Flows From
 Operating
 Activities
  Loss from
   continuing
   operations       $(236,896)  $(351,636)  $(511,809)$(1,305,979)$(3,781,420)

Adjustments To
 Reconcile Net
 Loss To Net Cash
 Used By Operating
 Activities
  Amortization            598       1,114       2,685       5,372      16,359
  Issue of common
   Stock for expenses  62,400     114,900           -      60,000     408,090
  Write down of
   Investment               -           -           -           -       6,750
  Minority interest
   in loss of
   subsidiary               -           -           -           -        (219)
  Goods and Services
   Tax recoverable      1,609       2,971        (943)      2,401      (2,815)
  Accounts receivable       -           -     (25,000)    (25,000)          -
  Note receivable      13,125      13,125           -           -           -
  Prepaid expense      11,389     (35,794)      2,134     (11,613)    (36,139)
  Accounts payable    139,563     227,726     240,776     855,336   2,174,326
  Loans and advances
   Payable              8,152      21,031      37,558      71,472     677,052
                    ---------------------------------------------------------
                          (60)     (6,563)   (254,599)   (348,011)   (538,016)
                    ---------------------------------------------------------

Cash Flows From
 Investing
 Activities

  Net asset
   deficiency of
   legal parent at
   date of reverse
   take-over
   transaction              -           -           -           -     (12,355)
  Purchase of capital
   Assets                   -           -           -           -     (43,493)
                    ---------------------------------------------------------
                            -           -           -           -     (55,848)
                    ---------------------------------------------------------



Cash Flows From
 Financing
 Activities

  Shares issued
   for cash             8,045       8,045     273,750     273,750     422,757
  Share subscriptions
   Received            (8,045)     (1,450)    (75,600)     23,400           -
                    ---------------------------------------------------------
                            -       6,595     198,150     297,150     422,757
                    ---------------------------------------------------------

Increase (Decrease)
 In Cash                  (60)         32     (56,449)    (50,861)   (171,107)
Net Cash From
 Discontinued
 Operations                 -           -      24,541      49,525      53,630
Cash Acquired On
 Acquisition Of
 Subsidiary                 -           -           -           -     117,541
Cash, Beginning Of
 Period                   124          32      31,993       1,421           -
                    ---------------------------------------------------------
Cash, End Of Period $      64   $      64   $      85   $      85   $      64
=============================================================================

                         LIVESTAR ENTERTAINMENT GROUP INC.
                       (Formerly RRUN Ventures Network Inc.)
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                 (Unaudited)
                          (Stated in U.S. Dollars)



Supplemental Disclosure Of Cash Flow Information

During the period ended June 30, 2003, the Company issued
3,672,560 common shares on conversion of $13,541 of loans payable, and 14,162,573 common shares to settle $43,391 in accounts payable.

                    LIVESTAR ENTERTAINMENT GROUP INC.
                  (Formerly RRUN Ventures Network Inc.)
                      (A Development Stage Company)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY

                          JUNE 30, 2003
                           (Unaudited)
                    (Stated in U.S. Dollars)

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

                    LIVESTAR ENTERTAINMENT GROUP INC.
                  (Formerly RRUN Ventures Network Inc.)
                      (A Development Stage Company)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY (Continued)

                            JUNE 30, 2003
                             (Unaudited)

                      (Stated in U.S. Dollars)

                                            ADDITIONAL
                                             PAID-IN
                          SHARES    AMOUNT   CAPITAL    DEFICIT       TOTAL
                        -----------------------------------------------------

Balance, December 31,
 2001                   14,614,724 $1,462 $   109,744 $(1,703,603)$(1,592,397)

Shares issued for debt  11,163,816  1,116     268,026        -        278,142
Shares issued for
 services               13,845,000  1,384     283,606        -        275,990
Shares issued for cash
 and notes receivable    7,861,250    787     461,912        -        462,698
Shares cancelled        (1,830,000)  (183)    (61,204)       -        (61,387)
Forgiveness of
 shareholder debt             -      -         25,000        -         25,000
Loss for the year             -      -           -     (1,265,480) (1,265,480)
                        -----------------------------------------------------

Balance, December 31,
 2002                   45,654,790  4,566   1,087,084  (2,969,083) (1,877,434)


Shares issued for
 debt                   17,835,133  1,784      55,148           -     56,932
Shares issued for
 services               29,620,000  2,962     111,938           -    114,900
Shares issued for
 cash                    1,685,000    168       7,877           -      8,045
Loss for the period              -      -           -    (351,636)  (351,636)
                    --------------------------------------------------------

Balance, June 30,
 2003                   94,794,923 $9,480  $1,262,047 $(3,320,719)$(2,049,193)
                    =========================================================

                       LIVESTAR ENTERTAINMENT GROUP INC.
                     (Formerly RRUN Ventures Network Inc.)
                        (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2002 audited consolidated financial statements and notes thereto.


2.   NATURE OF OPERATIONS

a)   Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 12, 2000. On June 23, 2003, the Company changed its name from RRUN Ventures Network Inc. to Livestar
Entertainment Group Inc.

b)   Development Stage Activities

The Company was organized as a holding company to develop or acquire innovative ventures with an emphasis on serving the lifestyle needs of the 18 ? 34 year Digital Generation through the production and marketing of lifestyle products and services. The Company?s initial venture is RAHX, a business concept previously focused on delivering, for its customers, a consolidated Entertainment Experience Network comprised of many services ranging from digital media peer to peer file exchange to live entertainment and online video games. At this time, the Company?s focus is the developing of a live entertainment business, specifically nightclubs and live events.

                LIVESTAR ENTERTAINMENT GROUP INC.
              (Formerly RRUN Ventures Network Inc.)
                  (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2003
                        (Unaudited)
                 (Stated in U.S. Dollars)



2.   NATURE OF OPERATIONS (Continued)

c)   Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at June 30, 2003, has a working capital deficiency of $2,056,349. The Company expects to continue to incur substantial losses to complete the development and testing of its technology. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company?s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

The consolidated financial statements have, in management?s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)   Consolidation

These consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, RRUN Labs Inc.
and RVNI Management Ltd., and its 67% owned subsidiary, RAHX, Inc.

               LIVESTAR ENTERTAINMENT GROUP INC.
            (Formerly RRUN Ventures Network Inc.)
                (A Development Stage Company)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 2003
                      (Unaudited)
               (Stated in U.S. Dollars)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)   Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Companys development stage activities.

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

e)   Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 ? ?Accounting for Income Taxes? (SFAS
109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

f)   Amortization

Capital assets are being amortized on the declining balance basis at the following rates:

          Computer equipment                30%
          Computer software                100%
          Office furniture and equipment    20%

                LIVESTAR ENTERTAINMENT GROUP INC.
              (Formerly RRUN Ventures Network Inc.)
                 (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2003
                        (Unaudited)
                 (Stated in U.S. Dollars)



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)   Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock Based
Compensation (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Companys stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

h)   Financial Instruments

The Companys financial instruments consist of cash, GST recoverable and accounts payable.

Unless otherwise noted, it is management?s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

i)   Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.


4.   SUBSEQUENT EVENT

Subsequent to June 30, 2003, the Company issued 55,750,000 common shares with a fair value of $216,500, pursuant to the provisions of various consulting services agreements entered into by the Company.

Item 2.  Management's Discussion and Analysis or Plan of
         Operations

                     Forward Looking Statements

     Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, statements of assumptions underlying any of the foregoing and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB or in the Companys other filings with the Securities and Exchange Commission.

      RESULTS OF OPERATIONS


      For The Six Month Period Ended June 30, 2003

      For the six-month period ended June 30, 2003, the Company earned revenues of $502. The revenues were related to the production of a live event for one client.


      During the six month period ended June 30, 2003, the Company incurred operational expenses of $352,138. These operating expenses included: consulting fees of $100,539, business development expenses $149,645, and professional fees of $32,026 for the six month period ending June 30, 2003. The company continues to incur significant consulting and business development costs in its effort to realize its business strategy and its business plan.

      For the six month period ended June 30, 2003, the company also issued a total of 10,500,000 shares as payment to one of our legal advisors to cover our legal expenses and to establish a pre-paid expense for future legal services. At June 30, 2003, the Pre-paid Expense totaled $36,139.

      During the six month period ended June 30, 2003, the Company incurred a net loss from operations of $351,636.

      For The Three Month Period Ended June 30, 2003 Compared To the Three Month Period Ended June 30, 2002

      For the three month period ended June 30, 2003, the Company earned revenues of $502, as compared to revenues of $5,000 for the same period ended June 30, 2002.

      For the three month period ended June 30, 2003, the Company incurred operational expenses of $ 237,398, as compared to $516,809 during the same period in

2002.  These operating
expenses included: consulting fees of $50,539 and $68,401, business development expenses $128,645, and $168,786; and professional fees of $24,585, and $32,280, for the three month period ending June 30, 2003, and 2002, respectively.

      The Company incurred a net loss from operations of $236,896 for the fiscal quarter ended June 30, 2003, as compared to $511,809 for the same period in 2002.

Liquidity and Financial Condition As Of June 30, 2003

      We had cash-on hand of totaling $64 as of June 30, 2003.

      Due to major changes in market conditions, management decided to change our business strategy to maximize our chances of success. Since inception the Company?s original business strategy was to operate as a venture development organization focused on content distribution utilizing the Internet. As reported in the Company?s Annual report for the period ended December 31, 2002 the Company' has shifted its strategy from being focused solely on technology oriented to one of focused on live entertainment, particularly entertainment establishments (i.e. nightclubs) and live events (i.e. concerts and special events).

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

In order to finance the first acquisition, and our phases of implementation we plan to raise investment capital through different types of securities offerings. We plan to fund new establishment locations, including our first acquisition, through direct investments into the individual establishments and providing the investors with cash dividends and some capital stock in the Company to the investors. This is hoped to reduce the potential dilution to our existing shareholders. We possibly plan to raise investment capital by sale of stock in our subsidiaries, or other planned subsidiary which again is hoped to reduce dilution to our existing shareholders. We plan to invite direct investments into the Company to provide funds for general corporate purposes. We believe that this plan will enable us to achieve our development goals with acceptable dilution to our existing shareholders.

We believe that the first acquisition of a nightclub entertainment establishment will require approximately a minimum of $300,000 for the acquisition, plus approximately

$100,000 in
legal, accounting and administrative expenses. In addition our first acquisition will require a minimum of another $400,000 for working capital and general corporate purposes. This is a minimum total of approximately $800,000 that will be required in the next quarter during which we are hoping to make the first acquisition. In the following 3 months, we plan to make one or two additional acquisitions. We believe that the cost of a second and third acquisition or development project will be approximately a minimum of $1,000,000 each and that approximately another $500,000 minimum each will be required for the same purposes as listed above for the first acquisition and for working capital and general corporate purposes. Thus, we anticipate needing a minimum of $4,000,000 of investment capital during the next six months.

After the first two acquisitions, we intend to develop other entertainment establishments from initial buildout rather than from acquisitions. Our plan is to open one or two additional entertainment establishments by the end of 2003 or the end of the 1st quarter of 2004 and we anticipate that additional funding (approximately $1,000,000) will be required to accomplish this. Management anticipates that funding requirements for this plan will be less than the overall cost of opening these nightclubs, since the revenues from the first two or three nightclubs is expected to generate enough cash flow to reduce the level of external capital required. We have developed comprehensive business and financial plans that result in our development of a network of entertainment establishments that should operate on a cash positive basis and without incurring substantial dilution to stockholders such that the Company can possibly increase its overall valuation substantially. The Company believes it will require approximately $1,000,000 to launch its live events business unit, including the cost of acquisitions and their subsequent integration and for the venture development of other potential lines of business for 2003 and 2004. The total additional working capital financing described in this section is planned to also include the development of other synergistic business units such as, including but not limited to, membership services, brand licensing and merchandising.

Management plans on initiating a series of securities offerings to raise the investment capital needed to meet our acquisition plans. Although we will make efforts to minimize dilution to current shareholders, we may not be able to avoid dilution due to many factors, including but not limited to, the closing of financing at lower than the desired market price of the Company's common stock.

LIVESTAR hopes to secure the financing to satisfy the capital needs for each phase of its implementation plan through the execution of various funding methods, primarily private placement investments or debt financing. LIVESTAR hopes to achieve this by securing relationships with accredited individual investors, investment bankers, venture capitalists, and/or finance advisors that have the experience and relationships to aid LIVESTAR with its capital raising efforts. The source of the private placement or debt financing may be comprised of a mix of principal shareholders, private investors and venture capital companies.

If needed capital investment for our acquisitions or developments is not available, in whole or in part, we intend to delay the implementation plan regarding our acquisition or development plans until sufficient investment capital becomes available. We cannot give any assurances that we will raise sufficient investment capital to meet the business plan. In addition to delays to the implementation plan regarding our acquisition or development plans due to insufficiency of investment capital, we may suffer other consequences, including but not limited to the following; We may have to suspend or discontinue operations of one or more of our business units or we may have to suspend or discontinue operations of the Company if we become insolvent as a result.

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

      In the event we are successful in the acquisition of Sequel, our first planned and pending acquisition, some day to day business operations of the corporation may be covered by the cash flow of the Sequel. This pending acquisition and the possibility of positive cash flow to the Company may contribute positively to LIVESTARs liquidity position.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      During the three month period ending June 30, 2003 the Company had no legal proceedings filed against it.

      The Company believes that, as it commences revenue-producing operations and as it raises capital, we will have the resources to reduce or prevent collection litigation by creditors or others.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities
----------------------------------------


During May 2003, the Company issued 1,584,608 shares of its previously authorized, but unissued common stock. The shares were issued to an individual in exchange for the conversion of a Loan. The transaction was valued at $0.004 per share for a total consideration of $6,338. The transaction was an isolated transaction with an individual having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution

During May 2003, the Company issued 2,087,952 shares of its previously authorized, but unissued common stock. The shares were issued to one individual in exchange for the conversion of loan(s). The transaction was valued at $0.004 per share for a total consideration of $7,202. The transaction was an isolated transaction with an individual having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution

During May 2003, the Company issued warrants to purchase common stock to one unrelated company. The warrants issued allow the holders to purchase 1,648,750 shares of our common stock at an exercise price of $0.01. The warrants were issued in relation to a private placement of company common stock which took place in a prior quarter with one unrelated company having a business association with the Company and were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) We held an Annual General Meeting of our shareholders (the
"Annual General Meeting") on June 20, 2003 for the fiscal year ended December 31, 2002.

(b) Please refer to Item 4(C)(i) below

(c) Set forth below is a brief description of each matter voted upon at the Annual General Meeting and the number of affirmative votes and the number of negative votes cast:

(i) The board of directors of the corporation nominated Ray Hawkins and Edwin Kwong to stand for election as members of the board of directors for the coming year which two persons shall constitute the entire board of directors. No other nominations were made.

Votes for	............................... 45,552,121
Votes against	........................... 0
Votes abstaining	.......................   31,170,956

(ii) The board of directors of the corporation requested the shareholders of the corporation approve the amendments to the articles of incorporation to change the name of the corporation from RRUN Ventures Network Inc. to LIVESTAR Entertainment Group, Inc.

Votes for	............................... 45,552,121
Votes against	........................... 0
Votes abstaining	.......................   31,170,956

(d) Not applicable


Item 5. Other Information

      As of April 22, 2003, LIVESTAR executed a Promissory Note totaling $6338, where by Edwin Kwong was granted the option to convert at anytime to common shares the outstanding balance in debt owed by the Company at $0.004 per share. This Promissory
Note is the result of an amendment to the Promissory Note of February 27, 2002 with Edwin Kwong. The amendment provides that Edwin Kwong can execute the conversion provision at any time at the conversion rate of $0.004/share. Mr. Kwong is the secretary, treasurer and a director of the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

99.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On August 11, 2003, the Company filed a current report on Form 8-K discussing under Item 5, a definitive agreement pursuant to which the Company may acquire The Sequel Nightclub.

SIGNATURES

      In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

LIVESTAR Entertainment Group, Inc.

Date:       August 19, 2003

By:    	/s/ Ray Hawkins
            -----------------------------------
            Ray Hawkins, President and Chief
                Executive Officer

            /s/ Edwin Kwong
            -----------------------------------
By:         Edwin Kwong, Principal Accounting Officer
                     and Chief Financial Officer

      CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE
    SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ray Hawkins, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Livestar Entertainment Group Inc. (the Registrant);
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  August 19, 2003


/s/ Ray Hawkins

----------------------------------
Ray Hawkins
Chief Executive Officer
(Principal Executive Officer)

       CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE
       SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Edwin Kwong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Livestar Entertainment Group, Inc. (the Registrant);
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all materialrespects the financial condition, results of operations and cash flows of theregistrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  August 19, 2003


/s/ Edwin Kwong
-------------------------------------
Edwin Kwong
Chief Financial Officer
(Principal Financial Officer)