Form 10QSB
period 2003-09-30
LIVESTAR ENTERTAINMENT GROUP INC
filed 2003-11-19
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ____________

Commission File No. 000-27233

LIVESTAR ENTERTAINMENT GROUP, INC.
(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0204736 (I.R.S. Employer Identification Number)

62 W. 8th Avenue, 4th Floor
Vancouver, British Columbia, Canada V5Y 1M7
(Address of principal executive offices) (Zip Code)

        Issuer’s telephone number, including area code: (604) 682-6541

Check whether the issuer

(1)	filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)	has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( ).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class $0.0001 par value Common Stock	Outstanding as of September 30, 2003 193,769,867

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30 2003	DECEMBER 31 2002
ASSETS
Current
Cash	$95,598	$32
Goods and Services Tax recoverable	893	5,786
Prepaid expense	2,062	345
Notes receivable	--	13,125

	98,553	19,288
Capital Assets	6,579	8,230

	$105,132	$27,518

LIABILITIES
Current
Accounts payable	$1,518,183	$1,374,920
Loans and advances payable	543,752	528,581

	2,061,935	1,903,501

STOCKHOLDERS' DEFICIENCY
Share Capital
Authorized:
250,000,000 common shares, par value $0.0001 per share
200,000,000 preferred shares, par value $0.0001 per share
Issued and outstanding:
188,519,867 common shares at September 30, 2003 and
45,654,790 common shares at December 31, 2002	18,852	4,566
Add: Share subscriptions received:
1,916,667 common shares at September 30, 2003 and
36,250 common shares at December 31, 2002	7,000	1,450
Additional paid-in capital	1,701,497	1,087,084
Deficit	(3,684,152)	(2,969,083)

	(1,956,803)	(1,875,983)

	$105,132	$27,518

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30 2003	NINE MONTHS ENDED SEPTEMBER 30 2003	THREE MONTHS ENDED SEPTEMBER 30 2002	NINE MONTHS ENDED SEPTEMBER 30 2002	INCEPTION OCTOBER 12 2000 TO SEPTEMBER 30 2003
Revenue	$--	$502	$--	$5,000	$9,502

Expenses
Administrative services
	1,139	5,733	61,563	67,702	160,303
Amortization	578	1,692	2,689	8,061	16,937
Business development
	208,000	357,645	81,975	441,927	1,075,751
Consulting	50,008	150,547	108,000	436,402	621,510
Equipment leases	--	--	4,535	19,453	35,796
Investor relations	2,815	4,656	6,981	282,933	396,055
Marketing	--	--	--	538	36,389
Media design	1,153	1,347	5,022	27,079	85,222
Office, rent and sundry
	9,419	70,420	5,738	130,296	335,614
Professional fees	119,391	151,417	30,494	88,379	417,010
Software development	--	--	31,606	103,716	855,135
Travel	1,575	2,759	21,682	46,921	114,466
Wages and benefits	1,755	1,755	2,906	20,763	30,036

	395,833	747,971	363,191	1,674,170	4,180,224

Loss Before The Following
	395,833	747,469	363,191	1,669,170	4,170,722
Write Down Of Investment
	--	--	--	--	6,750
Forgiveness Of Debt	(32,400)	(32,400)	--	--	(32,400)
Minority Interest In Loss Of
Subsidiary	--	--	--	--	(219)

Loss From Continuing Operations
	363,433	715,069	363,191	1,669,170	4,144,853
Gain On Disposal Of Subsidiary
	--	--	--	--	(419,427)
Discontinued Operations
	--	--	(6,662)	(56,187)	(53,629)

Net Loss For The Period	$363,433	$715,069	$356,529	$1,612,983	$3,671,797

Net Loss Per Share	$0.01	$0.01	$0.02	$0.10

Weighted Average Number Of
Common Shares Outstanding	137,445,446	89,316,605	20,385,339	15,467,532

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30 2003	NINE MONTHS ENDED SEPTEMBER 30 2003	THREE MONTHS ENDED SEPTEMBER 30 2002	NINE MONTHS ENDED SEPTEMBER 30 2002	INCEPTION OCTOBER 17 2000 TO SEPTEMBER 30 2003
Cash Flows From Operating Activities
Loss from continuing operations
	$(363,433)	$(715,069)	$(363,191)	$(1,669,170)	$(4,144,853)
Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Amortization	578	1,692	2,689	8,061	16,937
Issue of common stock for
expenses	302,000	416,900	107,520	167,520	710,090
Write down of investment	--	--	--	--	6,750
Minority interest in loss of
subsidiary	--	--	--	--	(219)
Goods and Services Tax
recoverable	1,922	4,893	804	3,205	(893)
Accounts receivable	--	--	25,000	--	--
Prepaid expense	34,077	(1,717)	(24,623)	(36,236)	(2,062)
Notes receivable	--	13,125	19,600	(48,650)	--
Accounts payable	649	226,925	175,590	1,030,926	2,174,975
Loans and advances payable
	7,681	28,712	5,242	76,714	684,733

	(16,526)	(24,539)	(51,369)	(467,630)	(554,542)

Cash Flows From Investing Activities
Net asset deficiency of legal
parent at date of reverse
take-over transaction
	--	--	--	--	(12,355)
Purchase of capital assets	--	--	(130)	(130)	(43,493)

	--	--	(130)	(130)	(55,848)

Cash Flows From Financing Activities
Shares issued for cash	92,310	100,355	78,798	420,798	515,067
Share subscriptions received
	7,000	7,000	(31,950)	(8,550)	7,000

	99,310	107,355	46,848	412,248	522,067

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30 2003	NINE MONTHS ENDED SEPTEMBER 30 2003	THREE MONTHS ENDED SEPTEMBER 30 2002	NINE MONTHS ENDED SEPTEMBER 30 2002	INCEPTION OCTOBER 17 2000 TO SEPTEMBER 30 2003
Increase In Cash	$82,784	$82,816	$(4,651)	$(55,512)	$(88,323)
Net Cash From Discontinued
Operations	--	--	6,418	55,943	53,630
Cash Acquired On Acquisition Of
Subsidiary	--	--	--	--	117,541
Cash, Beginning Of Period	64	32	85	1,421	--

Cash, End Of Period	$82,848	$82,848	$1,852	$1,852	$82,848

Supplemental Disclosure Of Cash Flow Information

During the nine months ended September 30, 2003, the Company issued 3,672,560 common shares on conversion of $13,541 of loans payable, and 26,887,517 common shares to settle $85,153 in accounts payable.

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT	TOTAL
Shares issued for cash and services	4,200,000	$4,200	$--	$--	$4,200
Adjustment to number of shares issued and
outstanding as a result of the
acquisition of RAHX, Inc.
RAHX, Inc.	(4,200,000)	(4,200)	--	--	(4,200)
RRUN Ventures Inc.	5,708,780	5,709	(1,509)	--	4,200
Adjustment to stated value of
stockholders' equity to reflect minority
interest in the net assets of RAHX, Inc.
at the acquisition date
	--	--	(219)	--	(219)
Net asset deficiency of legal parent at
date of reverse take-over transaction
	--	--	--	(12,355)	(12,355)
Shares issued to acquire investment in
Kaph Data Engineering Inc.	400,000	400	6,350	--	6,750
Loss for the period	--	--	--	(79,249)	(79,249)

Balance, December 31, 2000	6,108,780	6,109	4,622	(91,604)	(80,873)
Adjustment to number of shares issued and
outstanding as a result of the
acquisition of RRUN Ventures, Inc.
RRUN Ventures, Inc.	(6,108,780)	(6,109)	(4,622)	--	(10,731)
RRUN Ventures Network Inc.	288,420	288	10,443	--	10,731
Fair value of shares issued in connection
with the acquisition of RRUN Ventures,
Inc	305,439	306	28,325	--	28,631

	593,859	594	38,768	(91,604)	(52,242)
Increase in issued shares due to 20 for 1
stock split	11,283,321	594	(594)	--	--
Shares issued for debt	1,867,544	187	54,257	--	54,444
Shares issued for cash	670,000	67	13,333	--	13,400
Shares issued for services	200,000	20	3,980	--	4,000
Loss for the year	--	--	--	(1,611,999)	(1,611,999)

Balance, December 31, 2001	14,614,724	1,462	109,744	(1,703,603)	(1,592,397)

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2001	14,614,724	$1,462	$109,744	$(1,703,603)	$(1,592,397)
Shares issued for debt	11,163,816	1,116	268,026	--	278,142
Shares issued for services	13,845,000	1,384	283,606	--	275,990
Shares issued for cash and notes receivable
	7,861,250	787	461,912	--	462,699
Shares cancelled	(1,830,000)	(183)	(61,204)	--	(61,387)
Forgiveness of shareholder debt	--	--	25,000	--	25,000
Loss for the year	--	--	--	(1,265,480)	(1,265,480)

Balance, December 31, 2002	45,654,790	4,566	1,087,084	(2,969,083)	(1,877,433)
Shares issued for debt	30,560,077	3,056	95,638	--	98,694
Shares issued for services	92,620,000	9,262	407,638	--	416,900
Shares issued for cash	16,685,000	1,968	111,137	--	113,105
Loss for the period	--	--	--	(715,069)	(715,069)

Balance, September 30, 2003	185,519,867	$18,852	$1,701,497	$(3,684,152)	$(1,963,803)

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2002 audited consolidated financial statements and notes thereto.

2. NATURE OF OPERATIONS

      a)    Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 12, 2000. On June 23, 2003, the Company changed its name from RRUN Ventures Network Inc. to Livestar Entertainment Group Inc.

      b)     Development Stage Activities

The Company was organized as a holding company to develop or acquire innovative ventures with an emphasis on serving the lifestyle needs of the 18 – 34 year Digital Generation through the production and marketing of lifestyle products and services. The Company’s initial venture is RAHX, a business concept previously focused on delivering, for its customers, a consolidated Entertainment Experience Network comprised of many services ranging from digital media peer to peer file exchange to live entertainment and online video games. At this time, the Company’s focus is the developing of a live entertainment business, specifically nightclubs and live events.

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.     NATURE OF OPERATIONS (Continued)

      c)     Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at September 30, 2003, has a working capital deficiency of $1,963,382. The Company expects to continue to incur substantial losses to complete the development and testing of its technology. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

      a)     Consolidation

These consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, RRUN Labs Inc. and RVNI Management Ltd., and its 67% owned subsidiary, RAHX, Inc.

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

      b)     Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

      e)     Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

      f)     Amortization

Capital assets are being amortized on the declining balance basis at the following rates:

Computer equipment Computer software Office furniture and equipment	30% 100% 20%

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

      g)     Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees” (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 – “Accounting for Stock Based Compensation” (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

      h) Financial Instruments

The Company’s financial instruments consist of cash, GST recoverable and accounts payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

      i) Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

4. SUBSEQUENT EVENTS

a)	Subsequent to September 30, 2003, the Company granted 21,000,000 stock options to employees pursuant to the provisions of various employee incentive stock award agreements.

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

4.     SUBSEQUENT EVENTS (Continued)

b)	Subsequent to September 30, 2003, the Company issued 21,000,000 common shares with a fair value of $162,232 on the exercise of shares issued pursuant to the provisions of various employee incentive stock award agreements, 1,000,000 common shares with a fair value of $10,000 on the settlement of debt, 1,177,846 common shares with fair value of $3,892 on conversion of loans, and 1,916,667 common shares with a fair value of $7,000 for cash, of which proceeds of $7,000 had been received at September 30, 2003.

c)	Subsequent to September 30, 2003, the Company entered into an Amended and Restated Agreement and Plan of Acquisition to acquire all the issued and outstanding shares, and the minimum of US$200,000 of certain shareholder loans, of The Sequel Nightclub (“Sequel”) in Toronto, Canada. Consideration for the acquisition will consist of nominal consideration of $10, an advance to Sequel of US$35,609, and the issuance of 1,000,000 shares of preferred stock to the sole shareholder of Sequel.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Forward Looking Statements

        Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, statements of assumptions underlying any of the foregoing and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB or in the Company’s other filings with the Securities and Exchange Commission.

         RESULTS OF OPERATIONS

         For The Nine Month Period Ended September 30, 2003

        For the nine-month period ended September 30, 2003, the Company earned revenues of $502. The revenues were related to the production of a live event for one client.

        During the nine month period ended September 30, 2003, the Company incurred operational expenses of $747,971. These operating expenses included: consulting fees of $150,547, business development expenses $357,645, and professional fees of $151,417 for the nine month period ending September 30, 2003. The company continues to incur significant consulting and business development costs in its effort to realize its business strategy and its business plan.

        During the nine month period ended September 30, 2003, the Company incurred a net loss from operations of $715,069.

        For The Three Month Period Ended September 30, 2003 Compared to the Three Month Period Ended September 30, 2002

        For the three month period ended September 30, 2003, the Company earned revenues of $0, as compared to revenues of $0 for the same period ended September 30, 2002.

        For the three month period ended September 30, 2003, the Company incurred operational expenses of $395,833, as compared to $363,191 during the same period in 2002. These operating expenses included: consulting fees of $50,008 and $108,000, business development expenses $208,000, and $ 81,975; and professional fees of $119,391, and $30,494 , for the three month period ending September 30, 2003, and 2002, respectively.

        The Company incurred a net loss from operations of $363,433 for the fiscal quarter ended September 30, 2003, as compared to $356,529 for the same period in 2002.

Liquidity and Financial Condition As Of September 30, 2003

        We had cash-on hand of totaling $95,598 as of September 30, 2003.

        As reported in the Company’s Annual Report for the period ended December 31, 2002 the Company’ has shifted its strategy from being focused solely on technology oriented to one of focused on live entertainment, particularly entertainment establishments (i.e. nightclubs and lounges) and live events (i.e. concerts and special events).

        Our business strategy is currently aimed at focusing our immediate efforts on building a network of licensed entertainment establishments, as the base for our urban lifestyle businesses. These establishments will still utilize a branding approach so that we can sell other urban lifestyle products and services and eventually employ a comprehensive internet strategy.

Subsequent to the three month period ending September 30, 2003 the Company has acquired its first establishment. Our immediate aim is to use this first establishment as a flagship for the network and demonstrate our unique and proprietary entertainment concepts for use in our other establishments. We intend that the later establishments will be developed in new and existing locations in major cities throughout the United States and Canada.

In order to finance working capital for the first acquisition, capital for future acquisitions, and our phases of implementation we plan to raise investment capital through different types of securities offerings. We plan to fund new establishment locations, and possibly future acquisitions, through direct investments into the individual establishments and providing the investors with cash dividends from their direct investments and possibly some capital stock in the Company to the investors. This is hoped to reduce the potential dilution to our existing shareholders. We possibly plan to raise investment capital by sale of stock in our subsidiaries, or other planned subsidiaries, which again is hoped to reduce dilution to our existing shareholders. We plan to invite direct investments into the Company to provide funds for general corporate purposes. We believe that this plan will enable us to achieve our development goals with acceptable dilution to our existing shareholders.

We believe that the acquisition we have recently completed will require a minimum of $300,000 for working capital and general corporate purposes, depending on development planning that is being considered by management over the next two quarters. In the upcoming two quarters, we plan to make one or two additional acquisitions. We believe that the cost of a second and third acquisition or development project will be approximately a minimum of $1,000,000 each and that approximately another $500,000 minimum each will be required for the legal, accounting, administrative, working capital and general corporate purposes. Thus, we anticipate needing a minimum of $3,000,000 of investment capital during the next six months.

After the next one or two acquisitions, we intend to develop other entertainment establishments from initial buildout rather than from acquisitions. Our plan is to open no less than two or three additional entertainment establishments by the end of 2004 and we anticipate that additional funding (approximately $1,000,000) will be required to accomplish this. Management anticipates that funding requirements for this plan will be less than the overall cost of opening these nightclubs, since the revenues from the first two or three nightclubs may generate enough cash flow to reduce the level of external capital required. We have developed comprehensive business and financial plans that result in our development of a network of entertainment establishments that should operate on a cash positive basis and without incurring substantial dilution to stockholders such that the Company can possibly increase its overall valuation substantially. The Company believes it will require approximately $1,000,000 to launch its live events business unit, including the cost of acquisitions and their subsequent integration and for the venture development of other potential lines of business for the balance of 2003 and 2004. The total additional working capital financing described in this section is in addition to the $3,000,000 described in the preceding paragraph and is planned to also include the development of other synergistic business units such as, including but not limited to, membership services, brand licensing and merchandising.

Management plans on initiating a series of securities offerings to raise the investment capital needed to meet our acquisition plans. Although we will make efforts to minimize dilution to current shareholders, we may not be able to avoid dilution due to many factors, including but not limited to, the closing of financing at lower than the desired market price of the Company’s common stock.

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

        Until acquisitions (current and future) and new development establishments begin to produce significant revenues and subsequent positive cash flow, we will be reliant on capital received from private placements, loans, and the exercise of options and warrants. Due to the depressed market for our securities, we may not be able avoid significant dilution to current shareholders. In addition, we expect to continue to retain certain management, staff and consultants, such as legal counsel, and may need to compensate these individuals through the issuance of our common stock as compensation. These stock based compensations may result in significant dilution to current shareholders due to the depressed market for our securities. We also continue to reduce or prevent collection of outstanding vendor debts and accounts with creditors, such as suppliers and consultants, which could result in litigation against the Company. There can be no guarantee that all of these negotiations will be successful and the outcome of these negotiations may include settlements in cash and/or issuance of common stock. These stock based settlements may result in significant dilution to current shareholders due to the depressed market for our securities. We plan on continuing to meet certain of our expenses through the issuance of our shares of common stock, which may cause additional and significant dilution to existing shareholders due to the depressed market for our securities.

        In the case of the Sequel, our first acquisition, some day to day business operations of the corporation may be covered by the cash flow of the Sequel. The possibility of positive cash flow to the Company from current (the Sequel) and future acquisitions may contribute positively to LIVESTAR’s liquidity position.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 30, 2003, PR Newswire Association, Inc . (“Plaintiff”) filed suit, pursuant to Docket No. DC15242-03, in the Superior Court of New Jersey against the Company. The suit alleges non-payment of $6,005 for News dissemination services sold to the Company by the Plaintiff. Damages sought include the above stated alleged non-payment plus interest, legal and court costs.

        The Company believes that, as it commences revenue-producing operations and as it raises capital, we will have the resources to reduce or prevent collection litigation by creditors or others.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During July 2003, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock. The shares were issued in settlement of a loan as directed by a debtholder. The transaction was valued at $0.0025 per share for a total consideration of $5,000. The transaction was an isolated transaction with the debtholder who has a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution

During August 2003, the Company issued 1,524,944 shares of its previously authorized, but unissued common stock. The shares were issued in settlement of a loan as directed by a debtholder. The transaction was valued at $0.0025 per share for a total consideration of $3,812. The transaction was an isolated transaction with the debt holder who has a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution

During August 2003, the Company issued 666,667 shares of its previously authorized, but unissued common stock. The shares were issued to one unrelated individual in exchange for cash. The transaction was valued at $0.003 per share for a total consideration of $2,000. The transaction was an isolated transaction with an individual having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During August 2003, the Company issued 1,250,000 shares of its previously authorized, but unissued common stock. The shares were issued to one unrelated individual in exchange for cash. The transaction was valued at $0.004 per share for a total consideration of $5,000. The transaction was an isolated transaction with a individual having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

        On August 11, 2003, the Company filed a current report on Form 8-K discussing under Item 5, a definitive agreement pursuant to which the Company may acquire The Sequel Nightclub and on September 29, 2003 the Company amended this form 8-K giving effect to an addendum to the definitive agreement pursuant to which the Company is extending the Closing date of its plans to acquire The Sequel Nightclub

        On August 26, 2003, the Company filed a current report on Form 8-K discussing under Item 5, a Memorandum of Understanding pursuant to which the Company has entered discussions and negotiations regarding a possible takeover of the Company.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

LIVESTAR Entertainment Group, Inc.

Date: November 19, 2003

By: By:	___________________________________ Ray Hawkins, President and Chief Executive Officer ___________________________________ Edwin Kwong, Principal Accounting Officer and Chief Financial Officer