Form 10QSB/A
period 2003-09-30
LIVESTAR ENTERTAINMENT GROUP INC
filed 2003-12-12
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB/A

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

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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