Form 10KSB
period 2003-12-31
LIVESTAR ENTERTAINMENT GROUP INC
filed 2004-04-14
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 000-27233

LIVESTAR ENTERTAINMENT GROUP, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	98-0204736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

62 W. 8th Avenue, 4th FloorVancouver,
British Columbia, Canada V5Y 1M7
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (604) 682-6541

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: Common stock authorized at $.0001 par value.

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Revenues for 2003 were $500.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 31, 2004 is $927,977. Our common stock is quoted at the present time. At March 31, 2004, our stock’s closing price was $0.0023 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction.

The number of shares of the issuer’s Common Stock outstanding as of March 31, 2004 was 403,468,337.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [X]

PART I

Item 1. Description of Business

CORPORATE HISTORY

United Management, Inc. was incorporated on January 29, 1997 under the laws of the State of Nevada. In December 2000, United entered into an agreement to merge with RRUN Ventures, Inc. by acquiring all of RRUN’s issued and outstanding shares of capital stock. RRUN Ventures Inc. was founded in Vancouver, British Columbia in June of 2000 and incorporated in October 2000 under the laws of Nevada. Final approval of this merger was obtained from the shareholders in August, 2001. At the same time as the approval of the merger, United adopted its new name, RRUN Ventures Network, Inc. Also acquired in the merger was a majority shareholder position in RAHX, Inc., a Nevada corporation, which was incorporated in 2000 (“RAHX”). In September, 2001, LIVESTAR co-founded AXXUS Corporation, a Nevada Corporation, which was incorporated in September 2001. In August of 2002, the Company formed RVNI Management Ltd., a British Columbia Corporation, as a wholly owned subsidiary. In November of 2002 the Company divested of its AXXUS Corporation subsidiary. A discussion of the divestiture of AXXUS Corporation may be found in Form 8-K filed with the Commission on December 16, 2002. In June 2003, RRUN Ventures Network, Inc. changed its name to LIVESTAR Entertainment Group, Inc. In October 2003 the Company formed LIVESTAR Entertainment Establishments, Inc. a Nevada corporation. Through this wholly owned subsidiary we intend to operate our US based establishments.

GENERAL OVERVIEW

LIVESTAR Entertainment Group, Inc. LIVESTAR (“LSTA” or “LIVESTAR” or “the Company”) is in the Amusement Services Sector of the Entertainment Industry. Beginning in the spring of 2002 the Company began to add the development of offline entertainment ventures in order to establish traditional entertainment revenue streams.

As per our Quarterly Statements for the period ending June 30, 2002 the Company declared it would shift its strategy to one where we would change to an off-line focus with the on-line focus coming later. Accordingly we began focusing our immediate efforts on building a network of licensed entertainment establishments, as the base for our urban lifestyle businesses.

In the final quarter of 2002 the Company took a major step in implementing its plan to transition from an entertainment and lifestyle technology oriented venture development company to an entertainment ventures company focused on live entertainment ventures. This step was the divestiture of it AXXUS Corporation subsidiary. A discussion of the divestiture of AXXUS Corporation is found in Form 8-K filed with the Commission on December 16, 2002.

CURRENT BUSINESS STRATEGY

Our business strategy as a live entertainment venture development and holding company focuses our immediate efforts on building a network of licensed entertainment establishments, and a live events business as the core business base for our urban lifestyle businesses. These establishments and events will still utilize a branding approach so that we can leverage the brand(s) to sell other urban lifestyle products and services.

As the Company progresses on its focus, it may venture develop other lifestyle businesses that synergize with its new core business of licensed entertainment establishments and live events. These other potential venture development businesses may include, but not be limited to, music, online entertainment, merchandising, membership services, media publishing and filmed entertainment. Many of these potential venture development businesses were previously identified as being in the future plans for the Company.

Currently the Company’s RAHX business unit is non-operational. RAHX houses several entertainment technology based concepts and properties that, based on the decision of management, may be terminated, or divested of. RAHX may also be used to house businesses core to, or related to, the Company’s live entertainment strategy. The Company’s RRUN Labs unit is non-operational and at the appropriate time may be wound-down.

Other subsidiaries may be formed to house core business operations or synergistic secondary business operations.

The Company’s key target market is the 18-34 year old demographic. The current USA market segment is an estimated 70 M individuals for the 18-34 year old group according to a US Census Bureau report.

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

The Company intends to initially focus investment capital it intends to acquire into the following lines of business:

1. Live Licensed Entertainment Establishments
   ("Establishment(s)")
     o     namely nightclubs
     o     lounges, bars
     o     supperclubs
     o     restaurants

2. Live Events and Concerts
    (“Live Events”)
     o     special events (single events, festivals, etc.)
     o      concerts

3. Sponsorship Services

Additional lines of business under consideration for investment that may synergize with the Company’s core business are:

    1.        Media and Entertainment — businesses that produce and/or distribute content for the consumers across various mediums. These include music, filmed entertainment, online and offline publishing, online and offline interactive gaming, and digital media distribution.

    2.        Entertainment Technologies — businesses that provide the foundation for people to interact and transact with entertainment products through multiple technology products.

Our overall implementation plan of this strategy is to build our lines of businesses through venture development, acquisitions and mergers.

Our immediate implementation of the strategy is to: 1) acquire or develop our first establishment so that we can use it as a flagship for the network and demonstrate our unique and proprietary entertainment concepts for use in our other establishments; and 2) develop and/or acquire our first live events.

We are confident in our ability to make this transition and execute this strategy due to the background of our President & CEO, Ray Hawkins and his prior experience with live entertainment.

REVENUE GENERATION

As a live entertainment venture development and holding company LIVESTAR hopes to generate revenue from its core businesses through the following methods:

Entertainment Establishments revenues: This includes but not limited to:

•     food and beverages.
•     Door cover charges.
•     Catering.
•     Advertising.
•     Special event fees.
•     Product fees (T-shirts, clothing, CDs etc).

Live Events revenues: This includes but not limited to:

•     Entry charge/ticket sales.• Catering.
•     Advertising.
•     Product fees (T-shirts, clothing, CDs, etc.).
•     Sponsorship fees.

Licensing fees: LIVESTAR intends to charge licensing fees to vendors of urban products and services.

OUR CORE BUSINESS

We believe that there is a large, unmet demand for live entertainment worldwide. We believe that the live entertainment business has historically fulfilled only a limited portion of consumer demand because of inherent constraints of time, geography, availability and cost of live event productions. We believe there are numerous economically and demographically advantageous markets, which are under-served by existing live entertainment companies.

We plan to be a leading live entertainment company with a network of premier entertainment establishments (namely nightclubs), a robust live events business, a strong brand name and an integrated Internet and digital strategy.

We believe our new core businesses, in combination, provides a unique business model in the live entertainment industry. Currently we believe our combination of a network of nightclubs, lounges, supperclubs, restaurants and other types of entertainment establishments combined with live events and concerts further combined with media and internet distribution provides LIVESTAR with a tremendous market opportunity.

We plan to execute a strategy of comprehensive integration of our businesses. The integration of LIVESTAR’s business units creates competitive advantages for the Company. LIVESTAR believes that while a variety of competitors exist with each of the Company’s divisions, none offer the unique scope of services provided by LIVESTAR. This intra-company synergy provides LIVESTAR with an opportunity to create additional sources of revenues and profits for the Company.

Specifically, as the Company continues its development of its core businesses, LIVESTAR will be engaged primarily in:
— owning and operating entertainment establishments
— (nightclubs, lounges, supper clubs, restaurants, venues); and
— promoting live events and concerts;
— selling corporate sponsorships and advertising.

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

LIVESTAR aims to become the leader in operating entertainment establishments, namely nightclubs by:
— Developing a network of establishments under one corporation;
— Transforming each establishment into different concepts or chains, each aimed at a different market segment;
— Delivering the best entertainment experience and customer service to each establishment's customers;
— Gaining a competitive advantage by standardizing all operating systems and achieving a lower cost structure; and
— Gaining competitive advantage by using its Live Events unit to produce events and concerts exclusively for the LIVESTAR establishments.

We intend that the establishments will be developed in new and existing locations in major cities throughout the United States and Canada.

We intend our focus to be centered on developing dance oriented nightclubs, lounges and supperclubs. As the network develops we may add more types of establishments, such as restaurants, venues and food only establishments.

LIVESTAR plans to develop its network of establishments, through acquiring some properties and developing others. Since each city market is different it intends to operate each venue under a different entertainment concept or chain concept aimed at different market segments. By leveraging its Live Events unit it believes it can gain cost savings and a competitive advantage. This can be done by having our own establishments host our live events.

LIVESTAR plans on achieving its vision through the execution of the following strategies:

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

As a planned future owner and operator of entertainment establishments LIVESTAR plans to generate revenues through liquor beverage sales, cover charges, food sales, merchandise sales, membership sales.

Live Events

There are many companies that provide or organize live events.

However there are no major companies that focus on events produced for nightclubs, or events strictly aimed at the 18-34 year old market.

LIVESTAR’s Live Events unit plans to service its target market with dynamic live entertainment ranging from concerts, festivals and special events such as fashion shows and contests.

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

The Live Events unit aims to become the leader in promoting and marketing special events and concerts targeted at 18-34 year olds by:

— Focusing on producing only entertainment focused special events and concerts.
— Being very DJ and urban music driven.
— Producing hi-concept one of a kind events and tours, whether one time only or recurring periodically.
— Opening regional operations in specific geographic markets.
— Having the exclusive rights to producing events at all LIVESTAR entertainment establishments.
— Obtaining touring rights from touring shows. Touring shows consist primarily of revivals of previous commercial successes or new productions of theatrical shows.
— Executing partnerships, mostly exclusive in nature, with local independent event promoters to produce and promote special events and concerts. Gaining competitive advantage by using these independent promoters to lower costs, reduce risks, and learn specific market intelligence of that area.

We plan to execute on this believed competitive advantage through the following:

— LIVESTAR plans to take advantage of the above opportunity by producing events and concerts primarily for its establishments.

— LIVESTAR management has extensive knowledge of the networks of the independent special events promoters and intends to use this special knowledge to acquire them or form partnerships with them, and to promote both independent special events and also events targeted to its establishment operations.

As a producer of live events LIVESTAR plans to generate revenues through profit sharing agreements with promoters, a percentage of the promoters’ ticket sales, merchandising, sponsorships, licensing and the exploitation of intellectual property and other rights related to the production. LIVESTAR plans to produce certain tours on both a national and regional basis.

A key future growth driver for the Company’s Live Event unit is the possible presentation of live performances at our establishments by digitally capturing a wide array of audio and visual live entertainment content and distributing it through a variety of media, including the internet, and other forms of digital media, television and radio. This opportunity is especially apparent for touring shows that can attract a media viewing audience.

The Company anticipates that attendees of LIVESTAR’s live events will remain connected and informed of upcoming events through various technology based products. The management anticipates that additional offline and online product and service offerings for its customers will be evaluated, developed according to feasibility and return on investment.

Sponsorships and Advertising

LIVESTAR plans to actively pursue the sale of corporate sponsorships for “official” event or tour sponsors to corporate types such as, beverage companies, credit card companies, phone companies, film manufacturers and radio stations, among others. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost.

Distribution Model — The Building of the Establishment Network

LIVESTAR’s distribution model is:

— To distribute entertainment through its entertainment establishments and events;
— To promote its live events and media through its establishments;
— To use licensing to extend its brand name and potential patronage of its directly operated businesses.

Establishment Network Building Strategy:
1. Identify a geographic market with high potential.
2. Open one or more entertainment establishments, whether a one-off concept or a Company chain concept.
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

The end result is a network of interconnected cities all over North America. Because each line of business is directly connected to one another, their individual strengths are stronger than if they were on their own. As a result, each line of business is able to leverage the network to its target market. For example:
— The entertainment establishments can help ensure a full venue because live entertainment is readily available.
— The live events can ensure a multi-city tour through the establishments for major artists and live acts. — A to be developed interactive unit can provide consumers with all the information they need in regards to their favourite artists coming to their city to perform and content to view.

The first targeted geographic markets for the research and development and the subsequent building of the establishment network are Ontario, Canada; British Columbia, Canada; California, USA, and Florida, USA.

LIVE ENTERTAINMENT MARKET ANALYSIS

Entertainment Establishments

Nightlife is a big business. Bar & Nightclub magazine estimates that clubs account for about 60,000 of the 220,000 liquor licenses in the United States. Leaving aside strip clubs there are three general club formats: mix-and-mingle, live music, and dance. Throw in sports bars, beach clubs, and so forth, and you start to see why industry sales run in the tens of billions annually. (Excerpt from inc. magazine, 2002).

In the mid-1990s, the total number of operating liquor licenses in restaurants and bars in the USA exceeded 225,000 and beer and wine licenses reached more than half a million. Generally, the number of liquor licenses distributed is based on the population of the county. In 1996, food and beverage workers held 4.6 million jobs, with 390,000 of those being bartenders. (Excerpt from entrepreneur magazine, 2001).

According to the National Restaurant Association’s 2003 Restaurant Industry Forecast: Executive Summary, the bar and tavern business is estimated to generate $14 billion in 2003.

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

Participants in the Live Music Entertainment Industry

The process of bringing a live concert to an audience requires the involvement of four key parties:

— artists;
— booking agents and other artists’ representatives;
— promoters; and
— venue owners and operators.

An artist’s representative, such as a booking agent, works with an artist to arrange a venue and date, or series of venues and dates, for performances and typically enters into contracts with promoters operating in the various regions of the planned tour. A promoter is responsible for securing individual venues for the event on given dates, marketing the event, selling tickets and arranging for local production services, such as stage, set, sound and lighting. The promoter may also provide limited production services. The promoter offers the artist a guaranteed dollar amount per show based on the expected attendance and the ticket price that is negotiated with the artist. The promoter and artist’s representative also negotiate how the revenue in excess of the promoter’s operating expenses and the artist’s guaranteed amount will be split.

A venue operator provides the venue or establishment, which will host the event, and is responsible for supplying, either through internal means or by subcontracting, all of the necessary supplementary services required for the event. The venue operator is paid a fee for the use of the venue and receives a rental payment based on a percentage of ticket revenues. The operator also generates revenues from the services it supplies, including concessions sales, merchandise sales, parking and other ancillary services, as well as sponsorships. Additionally, the operator generates ancillary revenues from other high margin services such as VIP parking, corporate box seating, and related amenities, which generally command premium pricing. Industry participants, like House of Blues, often perform more than one of the booking, promotion and venue operation functions.

Venues typically fall into one of the following categories:
— stadiums, generally accommodating more than 32,000 patrons;
— arenas, generally accommodating 15,000 to 25,000 patrons;
— amphitheatres, open air performance spaces generally accommodating 4,000 to 32,000 patrons;
— theatres, enclosed venues generally accommodating up to 6,000 patrons in fixed seating; and
— concert clubs, generally accommodating 2,000 or fewer patrons in more casual settings than theatres.

COMPETITORS AND COMPETITIVE BUSINESS CONDITIONS

Competitors Overview

In its entertainment establishments and live events business LIVESTAR faces two major competitors. These are:

1. Ministry of Sound
2. House of Blues
3. Clear Channel Entertainment

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

These competitors are summarized below.

Figure 1 Competitor

LIVESTAR	Ministry of Sound	House of Blues	Clear Channel Entertainment
Target consumer Niche or mass market Live Venues Live events Media	18-34 year old urban.

Niche - urban
culture, hip hop,
R&B, dance, rock etc.

Medium to large-size
nightclubs, 500-1000
people.

Urban concerts
Special Events (ie.
Fashion shows).

Plans for On-line
and offline media.
On-line information
exchange.	18-34 year old urban. Niche - dance culture. Medium to large-size nightclubs, 500-1,000 people. Dance music concerts. Online radio. Music downloads.	21-50 year old mass market. Mass market, all cultures. Large concert halls 1,000-2,000 people. All forms of music. Online radio. Webcasts. Music downloads.	All ages. Mass market, no cultures. Large stadiums, 10,000 people and up All forms of music. Sporting events and Theatrical. Synergy with sister radio company.

Entertainment Establishments Competitive Conditions

The nightclub industry is highly competitive and fragmented. There are an uncountable number of nightclubs and other bar and tavern and food and beverage service operations that will compete directly and indirectly with the Company. In addition, many bar and tavern chains have significantly greater financial resources than the Company. Nightclub revenues are affected by changing consumer tastes and discretionary spending priorities, local economic conditions, demographic trends, traffic patterns, the ability of business customers to deduct bar and tavern expenses, the increasing trend towards prohibition of smoking in nightclubs and the type, number and location of competing nightclubs. In addition, factors such as inflation and increased food, liquor, labour and other employee compensation costs can adversely affect profitability. The Company believes that its ability to compete effectively and successfully will depend on, among other things, management’s ability to offer a quality entertainment experience for moderate prices, management’s ability to control labour costs, and ultimately on the executive determinations as to extensions of the brand (i.e., selection of sites for new locations and related strategies).

Live Events Competitive Conditions

We expect to compete for music consumers, for relationships with artists, their representatives and record companies, as well as for advertisers and sponsors in markets where we plan to own or operate an establishment and in markets where LIVESTAR does not now or plan to own or operate establishment.

In markets where we plan to own or operate an establishment, LIVESTAR will compete with other venues or establishment to serve artists likely to perform in that general region.

In markets where LIVESTAR does not own or operate an establishment, LIVESTAR will compete with other venues for dates for popular national tours. Consequently, touring artists have significant alternatives to LIVESTAR establishments in scheduling tours. In addition, in the markets in which LIVESTAR will promote live events and musical concerts, it will face competition from event producers, promoters, as well as from certain artists that promote their own concerts. LIVESTAR believes that barriers to entry into the live events and promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

In addition to the competitive factors outlined above for each of the Company’s business units, the success of the Company’s entertainment operations are dependent upon numerous factors beyond the Company’s control, including economic conditions, amounts of available leisure time, transportation costs, lifestyle trends and weather conditions.

INTELLECTUAL PROPERTY

Trademarks

We believe that our success may depend to a significant extent on the strength of our trademarks, servicemarks, trade dress, copyrights and other proprietary rights that we plan to file for registration. The Company plans to file Intent-To-Use Trademark Applications for certain brands we are developing for our business units, establishments and live events for the various classes of goods and services in which the Company’s marks will be utilized. In addition, the Company may file Intent-To-Use Trademark Applications for other proprietary programs developed by the Company. There can be no assurance, however, that these trademarks will proceed to registration, and if so registered, that the trademarks, in any one or more classes, will not violate the proprietary rights of others, that any registration of the trademarks or the Company’s use thereof will be upheld if challenged, or that the Company will not be prevented from using the trademarks.

Patents

The Company is developing propriety events and venue innovations and certain entertainment technology innovations it may attempt to protect with patents.

Potential Liability

In addition to the Risk Factors described in the Exhibit to this filing, the operation of LIVESTAR’s live entertainment businesses may result in liabilities or levels of unacceptance that may affect its profitability. Specifically, one or more of the factors listed below may result in liability or levels of unacceptance that may harm its present or future operations:

GOVERNMENTAL LICENSES AND APPROVALS

The Company is subject to various rules, regulations and laws affecting its business. Each of the Company’s planned establishments is subject to licensing and regulations by a number of governmental authorities, including alcoholic beverage control and health, safety and fire agencies in the state, province or municipality in which the establishment is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could prevent or delay the development of a new establishment in a new location.

Various Canadian federal and provincial labour laws govern the Company’s relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wage, paid leaves of absences and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, may impose significant burdens on the Company. The Company’s planned establishments in the United States are subject to similar requirements.

Alcoholic beverage control regulations require each of the Company’s planned establishments to apply to a state authority and, in certain locations, county and municipal authorities, for a license and permit to sell alcoholic beverages in the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company’s planned establishments. The failure to receive or retain, or a delay in obtaining a liquor license in a particular location could adversely affect the Company’s ability to obtain such a license elsewhere.

EFFECT OF EXISTING AND PROBABLE GOVERNMENTAL REGULATIONS

The Company is subject to “dram-shop” statutes in California and Florida and may become subject to similar proposed legislation in Canada. “Dram-shop” statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment, which wrongfully served alcoholic beverages to such a person. The Company plans to carry liquor liability coverage which it believes to be consistent with the coverage carried by other entities in the bar and tavern and restaurant industry. Even though the Company may be covered by insurance, a judgment against the Company under a “dram-shop” statute in excess of the Company’s liability coverage could have a material adverse effect on the Company.

REGULATION AND LICENSES

The Company is subject to federal, state and local laws affecting its business, including various health, sanitation and safety standards. The Company’s entertainment operations are subject to state and local government regulation, including regulations relating to live music performances. Each live concert performance must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the promotion of live events and concerts. The failure to receive or retain, or delay in obtaining, a license to serve alcohol and beer in a particular location could adversely affect the Company’s operations in that location and impair the Company’s ability to obtain licenses elsewhere. The failure or inability of the Company to obtain and maintain insurance coverage could materially and adversely affect the Company.

EMPLOYEES

At December 31, 2003, LIVESTAR had two Executive Officers and two Directors, and employed a total of 7 people including officers and employees. LIVESTAR and its subsidiaries intend to hire additional employees in the foreseeable future.

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

LIVESTAR expects to incur business development oriented research and development expenditures over the twelve months following December 31, 2003. The amounts to be incurred are entirely dependent upon the amount of additional funding we will require to support such efforts. It is impossible to give a meaningful forecast at this time as to the amounts of business development oriented research and development expenditures that will be incurred.

LIVESTAR has incurred technology related research and development costs of $0 and $78,877, respectively for the fiscal years ending December 31, 2003, and 2002. The change in expenditure is due to the Company's change in business direction.

HTML1DocumentEncodingutf-8" As our prior filings have discussed, In October 2003, the Company, entered into an Amended and Restated Plan of Acquisition Agreement for the acquisition of 1485684 Ontario Limited c/o/b as The Sequel Nightclub, located in Toronto, Canada. We continue to attempt to finalize the transaction.

In December 2003, the Company, entered into a letter of intent for the acquisition of the Manhattan restaurant, located in La Jolla, California. We have executed a further version of the Letter Intent whereas the Company is planning to purchase control of the liquor license only and redevelop the business instead of a purchase of the business. Negotiations are ongoing in regards to the execution of definitive agreement.

The Company's joint venture agreement with Razzor Records has expired as the Tampa Bay area complex that held the proposed premises is slated for demolition. The Company continues to discuss future business possibilities with the principals of Razzor records. In addition, the Company has not moved forward on the business relationships with Klublife Publishing, Inc, Presidential Campaign and the TCAL Investment Group although discussions regarding the development of future business continue. Subsequently, nothing will be further reported on these matters unless they rise to a level of substantial materiality.

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

Item 3. Legal Proceedings

Other than the proceedings described herein, LIVESTAR is not a party to any material legal proceedings and to LIVESTAR’s knowledge, no such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.

In December 2003 the Company resolved the matter with Pr Newswire Association Inc.

In November 2003, Kent Colling filed a lawsuit in the Lynchburg General District Court for the Commonwealth of Virginia. The action concerned an alleged claim for unpaid wages of an employee of RRUN Labs, Inc., a subsidiary of LIVESTAR Entertainment Group, Inc. The amount of the lawsuit is $7,329.38, not including interest accruing from October 30, 2001 plus court costs of $37.

In addition, the Company believes that there are approximately two-dozen other former employees of RRUN Labs, Inc. who are owed wages by RRUN Labs, Inc. The total amount of unpaid wages claims, not yet subject to any lawsuit against the Company, is approximately $160,000. All amounts have been included in the Financial Statements as of December 31, 2002.

The Company believes that, as it grows revenue-producing operations and as it raises capital, we will have the resources to settle the abovementioned case and we have every intention of doing so. We are working to reduce or prevent collection litigation by creditors or others. Settlements in stock may result in unforeseen dilution to current shareholders.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     We held an Annual General Meeting of our shareholders (the “Annual General Meeting”) on June 20, 2003 for the fiscal year ended December 31, 2002.

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

Votes for	.	45,552,121
Votes against	.	0
Votes abstaining		31,170,956

(ii)     the board of directors of the corporation requested the shareholders of the corporation approve the amendments to the articles of incorporation to change the name of the corporation from RRUN Ventures Network, Inc. to LIVESTAR Entertainment Group, Inc.

Votes for	.	45,573,508
Votes against	.	0
Votes abstaining		31,170,956

(d) Not applicable

(a)     We held a Special Meeting of our shareholders (the “Special Meeting”) on December 1, 2003.

(b)     Not Applicable

(c)     Set forth below is a brief description of each matter voted upon at the Special Meeting and the number of affirmative votes and the number of negative votes cast:

(i)     the board of directors of the corporation requested the shareholders of the corporation approve the amendments to the articles of incorporation to increase the authorized capital from 250,000,000 common shares to 1,000,000,000 common shares.

Votes for	.	231,926,099
Votes against	.	3,630,081
Votes abstaining		27,308,200

(d) Not applicable

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

TRADING SYMBOL CHANGE

Prior to September 2001, there was no trading market for our common stock. The Company received approval for listing and in September, 2001, the Company obtained a trading symbol of “RRUN” and began trading on the NASD Over-the-Counter Bulletin Board. In July, 2003 the Company changed its trading symbol from “RRUN” to “LSTA” to reflect the name change of the Company from RRUN Ventures Network Inc. to LIVESTAR Entertainment Group, Inc. Although we have a listing on the Bulletin Board, it is impossible to know or predict from day to day how active that market will be. There presently is a trading market for our stock, however, we cannot guarantee that a trading market will continue. As at December 31, 2003 there were 159 record holders of the Company’s common stock.

MARKET PRICE

Our common stock is quoted at the present time. At March 31, 2004, our stock’s closing price was $0.0023 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The Securities and Exchange Commission has adopted a Rule that defines a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is presently considered a “penny stock” and is subject to such market rules.

	HIGH	LOW
2001* First Quarter Second Quarter Third Quarter Fourth Quarter 2002* First Quarter Second Quarter Third Quarter Fourth Quarter 2003* First Quarter Second Quarter Third Quarter Fourth Quarter	Not Trading** Not Trading** $ 3.10 $ 1.50 $ 0.42 $ 0.32 $ 0.10 $ 0.026 $ 0.008 $ 0.015 $ 0.021 $ 0.017	$ 1.50 $ 0.45 $ 0.12 $ 0.08 $ 0.015 $ 0.004 $ 0.0023 $ 0.0035 $ 0.0035 $ 0.0031

*The prices are all “closing” prices and appear as approximate figures. **Trading of our stock did not begin until late September 2001.

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

RECENT SALES OF UNREGISTERED SECURITIES

During July of 2003, the Company issued a total of 1,000,000 preferred shares of its previously authorized, but unissued preferred stock. The shares were issued to one company as a deposit towards a planned acquisition transaction. During October of 2003 the Company redeemed 125,000 of the 1,000,000 preferred shares pursuant to a redemption right the Company had in relation to the planned acquisition transaction. The transaction was valued at 1,000,000 preferred shares at $0.20 per share and 125,000 preferred shares at $0.40 per share respectively. The transactions were isolated transactions with a person having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During October of 2003, the Company issued a total of 1,177,846 shares of its previously authorized, but unissued common stock. The shares were issued to two debtholders in exchange for the cancellation of loans. The transactions were valued at 951,676 shares at $0.0035 per share and 226,170 shares at $0.003 per share respectively. The transaction was an isolated transaction with a person having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During October of 2003, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued to one consultant in exchange for the cancellation of debt. The transactions were valued at $0.01 per share. The transactions were isolated transactions with persons having a close affiliation with the Company and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During December 2003, the Company issued a total of 43,853,957 shares of its previously authorized, but unissued common stock. The shares were issued to four debtholders in exchange for the cancellation of loans. The transactions were valued at $0.003 per share respectively. The transaction was an isolated transaction with a person having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders Equity compensation plans not approved by security holders Total	-0- 5,000,000 5,000,000	n/a $0.0027 $0.0027	-0- 18,000,000 18,000,000

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read along with the financial statements and notes, and by other more detailed financial information appearing in other parts of this annual report.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2003 compared to Year Ended December 31, 2002.

From inception to the fiscal year ended December 31, 2003 the Company primarily operated as a development stage Company. The Company’s business is still in its development stage. The Company has generated little revenue to date.

For the fiscal year ended December 31, 2003, and December 31, 2002, the Company earned revenues of $500, and $5,000, respectively. Revenues in 2003 were related to one Live Event, which the Company expects to continue on an annual basis. Revenues in the year 2002 were related to the licensing of rights for the use of our AXXUS technology. The Company will not generate any future revenues from these rights as per the divestiture of AXXUS Corporation, as discussed in the Form 8-K filed with the Commission on December 16, 2002. Future revenues for the Company are associated with the realization of its new business strategy, the planned development and operation of a live entertainment business, as outlined below.

For the fiscal year ended December 31, 2003, and December 31, 2002, the Company incurred operational expenses of $957,011, and $1,739,325, respectively, of which $251,159 and $908,549 were accrued, respectively. These operating expenses included: $ 0, and $76,877, respectively, in software development; $200,539, and $423,404 respectively, in consulting fees; $348,113 and $502,197, respectively in business development costs; and $104,174 and $133,121, respectively in Professional Fees. The overall increase in the Company’s operating expenses and changes across all above categories is due to expanded business efforts to develop and realize its business plan. For the fiscal year ended December 31, 2003, and December 31, 2002, the Company incurred a net loss from operations of $909,856 and $1,265,480, respectively.

LIQUIDITY AND FINANCIAL CONDITION AS OF DECEMBER 31, 2003

We had cash-on hand of totaling $14,892 as of December 31, 2003. Although the Company maintains minimal cash reserves and continues to experience uncertainty regarding future revenues, management strives to maintain current operations, remain viable and develop sustainable revenue streams and positive cash flow. Our sources of liquidity includes sales of our common stock, and loans from management, shareholders and other close affiliates to the Company, and intended cash revenues from operations as developed as per the business strategy described below.

Management’s current and business strategy is oriented to maximize our chances of success. Additional financial and liquidity issues relating to the current business strategy are outlined in the LIVESTAR Entertainment Group, Inc. Implementation Plan section below.

BUSINESS STRATEGY FOR LIVESTAR'S LIVE ENTERTAINMENT CORE BUSINESSES

Our business strategy is to focus our immediate efforts on building a network of licensed entertainment establishments and a live events business, as the base for our urban lifestyle businesses. The development of these core businesses will require a staff of approximately 15 persons consisting of marketing, business operations, accounting, administration, corporate finance, venture development and merger and acquisition professionals. These establishments will still utilize a branding approach so that we can sell other urban lifestyle products and services.

LIVESTAR intends to develop a comprehensive program to conduct its research and development of potential locations for its entertainment establishments. Although the program it develops is hoped to yield competitive advantages, LIVESTAR expects that others may be able to compete effectively for its locations. LIVESTAR expects that it must devote a minimum of approximately 5% of it revenues towards location research and development.

Over the twelve months following December 31, 2003, LIVESTAR will conduct significant research and development, or R & D for its acquiring and or development of entertainment establishments, namely nightclubs.

The R & D anticipated to be executed by LIVESTAR for its planned establishments business will include but will not be limited to:

        — The Company places significant emphasis on the design and interior decor of its planned establishments. The Company’s planned establishment’s unit designs may require somewhat higher capital costs and furniture and fixtures investment to open a new establishment than is typical in the industry. Landlord contributions may defray a part or a substantial part of interior design and decor at a typical new establishment. The Company believes that its planned design and decor features may enhance the entertainment experience. Certain planned establishments may offer patio seating, which may add substantially to seasonal capacity, revenues and profits. Table layouts are planned to be flexible, permitting re-arrangement of seating to accommodate large groups and effective utilization of maximum seating capacity.

        — The Company also believes that the location of an establishment is important to its success. In general, significant time and resources will be spent in determining whether a prospective site is acceptable. Certain planned establishments may be located at high-profile sites at malls/office complexes within larger metropolitan areas. In selecting future sites, the Company plans to analyze demographic information for each prospective site, occupancy capacity, property uses, availability of site for possible purchase and factors such as visibility, traffic patterns, accessibility, and proximity of shopping areas, offices, parks, tourist attractions, and competitive establishments.

LIVESTAR plans to coordinate operations out of its Vancouver, British Columbia, Canada facility. LIVESTAR currently has business and operational development offices in La Jolla, California and Las Vegas, Nevada. At the required time the Company plans to open other business development, finance or operational offices in other Canadian and U.S. cities.

LIVESTAR IMPLEMENTATION PLAN

LIVESTAR requires approximately $6,000,000 in operational capital for the 12 month period following December 31, 2003. The LIVESTAR implementation is planned over a period of four phases totaling 12 months. Each phase is three months. The implementation plan during each phase describes the activity of LIVESTAR across various departments such as Operations, Finance, Mergers and Acquisitions, Venture Development/Product Development, and Sales/Marketing/Business Development.

Our immediate aim is to acquire or develop our first establishment so that we can use it as a flagship for the network and demonstrate our unique and proprietary entertainment concepts for use in our other establishments. We intend that the later establishments will be developed in new and existing locations in major cities throughout the United States and Canada.

LIVESTAR’s 2004 implementation plan regarding its new core business units of entertainment establishments and live events is:

        — Phase One (Jan — March 2004): Continue development of business plan for new entertainment establishment and live events units; commence development of corporate finance department, Future Establishments Finance Strategy and Real Estate Financing Strategy; continue debt reduction plan via voluntary creditor write offs and stock based settlements; headhunt and secure key consultants and possible staff members to execute development of new business units; continue research of entertainment establishment acquisition candidates and development locations; secure first entertainment establishment acquisition or development; secure first live event acquisition or development of live event; open business development office in California and Nevada; commence additional staff hiring.

        — Phase Two (April — June 2004): Launch first phase of Future Establishments Finance Strategy and Real Estate Financing Strategy, while continuing development of corporate finance department; Secure first stage of capital; finalize new business plan for new entertainment establishment and live events units; finalize operations and marketing plans; continue research of entertainment establishment acquisition candidates and development locations; secure second entertainment establishment acquisition or development; secure additional live event acquisitions or development of live events; continue debt reduction plan via voluntary creditor write offs and stock based settlements;

        — Phase Three (July — September 2004): Fully launch corporate finance department, Future Establishments Finance Strategy and Real Estate Financing Strategy; Secure next stage of capital; continue research of entertainment establishment acquisition candidates and development locations; secure third entertainment establishment acquisition or development; secure additional live event acquisitions or development of live events; continue debt reduction plan via voluntary creditor write offs and stock based settlements; continue additional staff hiring if necessary; open business development office in Miami, Florida.

        — Phase Four (October — December 2004): Secure next stage of capital; continue research of entertainment establishment acquisition candidates and development locations; secure fourth and fifth entertainment establishment acquisition or development; secure additional live event acquisitions or development of live events; continue additional staff hiring if necessary; open business development office in New York, NY.

FINANCING STRATEGIES

In order to finance our acquisitions and developments, and our phases of implementation we plan to raise investment capital through the execution of a number of development finance strategies.

Current Development Finance Strategy:

In order to finance the first and second acquisition or development establishments the Company may use its preferred or common stock to finance the acquisition or development or to raise the necessary capital for acquisition or development.

Future Development Financing Strategy:

In the future, we hope to fund the majority of our new establishment locations through the selling of a minority interest in the new establishments through the sale of up to 49% of the equity or through limited partnerships. This minority interest is hoped to be sold to either individual investors who wish to invest directly into an establishment or into a fund or partnership that will be funded by investors wishing to diversify their investment over a number of establishments that the fund or partnership may invest in. This proposed fund is planned to be formed by LIVESTAR exclusively for LIVESTAR establishments. The Company hopes to establish an internal corporate finance department and external network or syndicate of investment advisors, investment bankers and broker dealers that will raise capital via the direct investments strategy and/or form the fund or partnership that will raise capital through the fund or partnership strategy. It is planned that investors under this strategy are planned to receive cash dividends and some capital stock or warrants in the Company.

In addition to the direct investment and fund or partnership strategy the Company hopes to raise capital for its new establishments through the forming of a real estate financing plan that is hoped to utilize real estate financing to fund the purchase of properties and subsequently secure construction financing to fund the renovations of the establishment.

We believe that this Future Development Financing Strategy will enable us to achieve our development goals with a hope over the long-term of reducing the potential dilution to our existing shareholders. By raising capital directly in each establishment through our planned Future Development Financing Strategy we may not have to dilute the existing shareholders to any great extent to grow the business. As our cash producing businesses grow due to the planned implementation and hopeful success of the Future Development Financing Strategy we plan to utilize the available cash to pay for operations without having to use stock to pay for large and important operational items item such as staff and consultants.

The result of this is, that as our cash flow may grow as our dilution may slow. More specifically, we have developed comprehensive business and financial plans that result in our development of a network of entertainment establishments that should operate on a cash positive basis and without incurring substantial dilution to stockholders such that the Company can possibly increase its overall valuation substantially. This possible increase in the Company’s overall valuation may be accomplished by using the positive cash flow to buy back the Company’s common stock from the public float. There is no current plans to implement a stock buy back program, although one is intended over the long-term and will only be implemented based on the success of the foregoing and solely of the discretion of the Company’s management and board of directors.

In addition to the above we plan we plan to invite direct investments into the Company to provide funds for general corporate purposes.

CAPITAL REQUIREMENTS

We believe that the first acquisition or development of a entertainment establishment will require approximately a minimum of $500,000 for the acquisition, plus approximately $100,000 in legal, accounting and administrative expenses. In addition our first acquisition or development will require a minimum of another $400,000 for working capital and general corporate purposes. This is a minimum total of approximately $1,000,000 that will be required in the next quarter during which we are hoping to make the first acquisition or development. In the following 3 months, we plan to execute one or two additional acquisitions or developments. We believe that the cost of a second and third acquisition or development project will be approximately a minimum of $1,000,000 each and that approximately another $500,000 minimum each will be required for the same purposes as listed above for the first acquisition or development and for working capital and general corporate purposes. Thus, we anticipate needing a minimum of $4,000,000 of investment capital during the next six months.

After the first two acquisitions or development projects, we intend to develop other entertainment establishments from initial buildout rather than from acquisitions. Our plan is to open two additional entertainment establishments by the end of 2004 and we anticipate that additional funding (approximately $1,000,000) will be required to accomplish this. Management anticipates that funding requirements for this plan will be less than the overall cost of opening these nightclubs, since the revenues from the first two or three nightclubs is expected to generate enough positive cash flow to reduce the level of external capital required. We have developed comprehensive business and financial plans that result in our development of a network of entertainment establishments that should operate on a cash positive basis and without incurring substantial dilution to stockholders such that the Company can possibly increase its overall valuation substantially. The Company believes it will require approximately $1,000,000 to launch its live events business unit, including the cost of acquisitions or development and their subsequent integration and for the venture development of other potential lines of business for 2003. The total additional working capital financing described in this section is planned to also include the development of other synergistic business units such as, including but not limited to, membership services, brand licensing and merchandising.

CAPITAL ACQUIRING PLANS

Management plans on initiating a series of securities offerings to raise the investment capital needed to meet our acquisition and development plans. Although we will make efforts to minimize dilution to current shareholders, we may not be able to avoid significant dilution due to many factors, including but not limited to, the closing of financing at lower than the desired market price of the Company’s common stock.

LIVESTAR hopes to secure the financing to satisfy the capital needs for each phase of its implementation plan through the execution of various funding methods, primarily financing through its Future Development Financing Strategy, private placement investments or debt financing. LIVESTAR hopes to achieve this by securing relationships with accredited individual investors, investment bankers, venture capitalists, and/or finance investment advisors that have the experience and relationships to aid LIVESTAR with its capital raising efforts. The source of the capital may be comprised of a mix of principal shareholders, private investors and venture capital companies.

If needed capital investment for our acquisitions or developments is not available, in whole or in part, we intend to delay the implementation plan regarding our acquisitions or development plans until sufficient investment capital becomes available. We cannot give any assurances that we will raise sufficient investment capital to meet the business plan. In addition to delays to the implementation plan regarding our acquisition or development plans due to insufficiency of investment capital, we may suffer other consequences, including but not limited to the following: We may have to significantly alter the scope of our business plan and subsequent capital requirements; We may have to suspend or discontinue operations of one or more of our business units or; we may have to suspend or discontinue operations of the Company if we become insolvent as a result.

Until planned acquisitions (current and future) and new development establishments begin to produce significant revenues and subsequent positive cash flow, we will be reliant on capital received from private placements, loans, and the exercise of options and warrants. Due to the depressed market for our securities, we may not be able avoid significant dilution to current shareholders. In addition, we expect to continue to retain certain management, staff and consultants, such as legal counsel, and may need to compensate these individuals through the issuance of our common stock as compensation. These stock based compensations may result in significant dilution to current shareholders due to the depressed market for our securities. We also continue to reduce or prevent collection of outstanding vendor debts and accounts with creditors, such as suppliers and consultants, which could result in litigation against the Company. There can be no guarantee that all of these negotiations will be successful and the outcome of these negotiations may include settlements in cash and/or issuance of common stock. These stock based settlements may result in significant dilution to current shareholders due to the depressed market for our securities. We plan on continuing to meet certain of our expenses through the issuance of our shares of common stock, which may cause additional and significant dilution to existing shareholders due to the depressed market for our securities.

FORWARD-LOOKING STATEMENTS

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward looking statements made in this report relate only to events as of the date on which the statements are made.

Item 7. Financial Statements

The information requested by this item is set forth in Item 13 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in and disagreements with Accountants on Accounting and Financial Disclosure as of the fiscal year end 2002.

Item 8A. Controls and Procedures.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ray Hawkins and Chief Financial Officer, Edwin Kwong. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors and Executive Officers of the Registrant

Name	Age	Offices Held
Ray A. Hawkins (1) Edwin Kwong (1)	34 32	President, Chief Executive Officer, Director Chief Operations Officer, Chief Financial Officer, Treasurer, Secretary and Director

(1)     Directors were appointed to the Board on August 17, 2001.

TERMS OF OFFICE

All executive officers provide services to LIVESTAR on a full-time basis. The above listed directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Director are filled by majority vote of the remaining Directors. The officers serve at the will of the Board of Directors. There are no family relationships between any executive officer and director.

MANAGEMENT

Ray Hawkins — Director, President & CEO.

As the President & CEO, Mr. Hawkins duties include the forging of business development, securing of partnerships, and overseeing product development, and marketing campaigns. Mr. Hawkins is a serial entrepreneur with over a decade of experience in the fields of media, entertainment, and marketing. From 1990-1995, Mr. Hawkins operated his own music artist management firm, RAH Talent. During that time Mr. Hawkins also acted as the CEO of Empire Communications, a record label that produced a number of cutting edge music artists. Also from 1990 — 1995 Mr. Hawkins acted as CEO of RAH Entertainment, a concert and event corporation. From 1993-1997 Mr. Hawkins acted as a music consultant, procuring cutting edge music for movie and television production houses like Paramount Pictures and video game companies like Electronic Arts. From 1996-1999 Mr. Hawkins was the founder, President, and CEO of TAXI Communications Network Inc., a leading edge media and marketing firm that produced a popular local culture magazine, TAXI Vancouver, and developed urban based marketing campaigns for companies like Labatt Breweries, Universal Music, Virgin Megastore and Molson Canada.

Edwin Kwong — Director, COO and CFO.

Mr. Kwong uses his background in finance and project management to oversee the day-to-day operations of LIVESTAR. Mr. Kwong has over 5 years of international management consulting experience in Project Management and Finance in Canada and Asia. In 1993 Mr. Kwong received a Bachelor of Commerce in Finance from the University of British Columbia. In 1996 Mr. Kwong received a Graduate Diploma in Asian Pacific Management. From 1994-1996 Mr. Kwong worked as Investment Advisor Assistant for Great Pacific Management in Vancouver. From 1996 to 1997 Mr. Kwong acted as a consultant in Hong Kong for Manulife International Ltd. and Ernst and Young Management Consulting. From 1997-1998 Mr. Kwong was a Project Executive for Hopewell Holdings in Hong Kong and Indonesia. From 1999-2000 Mr. Kwong was the Senior Business Specialist for INTRIA Items Inc., a financial technology solutions division of Canadian Imperial Bank of Commerce.

SIGNIFICANT EMPLOYEES

Other than those individuals described above, LIVESTAR does not have any employees who are not executive officers that are expected to make a significant contribution to the business.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late Reports	Transactions not Timely Reported	Known Failures to File a Required Form
Ray A. Hawkins	0	0	0
CEO, President and Director
Edwin Kwong	1	1	0
COO, CFO, Treasurer,
Secretary and Director
VANTECH Securities Ltd.	2	2	0
Affiliate

CODE OF ETHICS

The Company has adopted a Code of Ethics, a copy of which is included with this filing as Exhibit 14.1.

Item 10. Executive Compensation

The following table sets forth certain information as to our President and the highest paid officers and directors for our last fiscal year ended December 31, 2003. No other compensation was paid to any such officers or directors during this time period.

Annual Compensation Table

		Annual Compensation (1)
Name	Title	Year	Salary		Bonus	Long Term Compensation Options / SARs (#)
Ray A. Hawkins(4)	President ,CEO	2001	$16,137		$0	100,000
	and Director
		2002	$17,429		$0	200,000
		2003	$30,202	(2)	$0	0
Edwin Kwong(4)	COO, CFO and	2001	$10,734		$0	100,000
	Director
		2002	$7,497		$0	180,000
		2003	$21,058	(3)	$0	0

(1)     Unless otherwise noted, compensation for Fiscal 2001 is for the six month period ended December 31, 2001. There was no compensation paid by the Company to the officers or directors of the Company prior to that time. As of December 31, 2003, no retirement, pension or insurance programs or other similar programs have been adopted by LIVESTAR for the benefit of its employees.

(2 In the fiscal year ending December 31, 2003, Mr. Ray Hawkins and RYM Management, Ltd. was entitled to receive an additional $343,439 of executive compensation, and this entire amount has been accrued.

(3)     In the fiscal year ending December 31, 2003, Mr. Edwin Kwong was entitled to receive an additional $192,524 of executive compensation, and this entire amount has been accrued.

(4)     Mr. Hawkins and Mr. Kwong, the Company’s Chief Executive Officer and Chief Financial Officer respectively, have restructured their Management Services Memorandum with the Company, see Section on Related for a description of new service arrangements.

Effective January 1, 2002, the Company executed Management Services Memorandums with two key directors/officers. In addition to total signing bonuses of $210,000 which have no specific payment date and are payable in cash or shares of the Company or its subsidiaries. The memorandums provide for performance bonuses and total annual compensation in the upcoming four fiscal years as follows:

Year ended December 31, 2004	$200,000
Year ended December 31, 2005	$200,000
Year ended December 31, 2006	$200,000

Options/SAR Grants in Last Fiscal Year
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of options/SARs granted employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Ray A. Hawkins	0	n/a	n/a	n/a
Edwin Kwong	0	n/a	n/a	n/a

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

Name	Shares aquired on exercise (#)	Value realized ($)	Number of unexercised options /SARs at FY-end (#) exercisable/ unexercisable	Value of unxercised in-the-money options /SARs at FY-end($) exercisable/ unexercisable
Ray A. Hawkins	0	0	300,000 / 0	$0/$0
Edwin Kwong	0	0	280,000 / 0	$0/$0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table lists as of March 31, 2003, the beneficial ownership of LIVESTAR’s common stock by each person known by LIVESTAR to beneficially own more than 5% of LIVESTAR’s common stock outstanding and by the officers and directors of LIVESTAR as a group. Except as otherwise indicated, all shares are owned directly. LIVESTAR knows of no other person who is the beneficial owner of more than five percent of LIVESTAR’s common stock. Unless specifically indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Directors, Officers and 5% Stockholders	Shares Beneficially Owned
	Number		Percent
550605 B.C. Ltd	2,814,000	(1)	0.70%
4th Floor, 62 W. 8th Avenue
Vancouver, B.C. V5Y 1M7

Ray A. Hawkins	2,592,324	(3)	0.64%
#71-1075 Granville Street
Vancouver, B.C. V6Z 1L4

RYM Management Ltd	630,000		0.16%
71 - 1075 Granville St
Vancouver, BC
Canada V6Z 1L4

Edwin Kwong	2,439,608	(3)	0.60%
#5 - 744 West 7th Avenue
Vancouver, B.C. V5Z 1B8

VANTECH Securities Ltd.	35,000,000		8.67%
Suite 104B, Saffrey Square, Bank Lane
Nassau, Bahamas

All LIVESTAR directors and officers as a group (2	5,031,932	(5)	1.25%
persons)

(1)     Ray A. Hawkins owns 74% of 550605 B.C. Ltd. (2) Ray A. Hawkins owns 100% of RYM Management Ltd.

(3)     Includes shares issuable upon the exercise of options within 60 days.

(4)     Includes shares issuable upon the conversion of 875,000 Series A Preferred Shares, with the Conversion Rights of 40 Common Shares to 1 Preferred Share. (5) Includes 580,000 shares issuable upon the exercise of options within 60 days.

For information regarding Equity Compensation Plans, please refer to Item 5 of this Report.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of the following parties since the date of LIVESTAR’s incorporation has had any material interest, direct or indirect, in any transaction with LIVESTAR or in any presently proposed transaction that, in either case, has or will materially affect LIVESTAR.

— Director or officer of LIVESTAR
— Proposed nominee for election as a director of LIVESTAR
— Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of LIVESTAR.
— Promoter of LIVESTAR
— Relative or spouse of any of the foregoing persons

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

2.     As of September 1, 2001, LIVESTAR Ventures Network Inc. owed a total of $321,598 to LIVESTAR Ventures Network Inc.‘s President and CEO, Ray Hawkins. LIVESTAR is obligated to repay such loans as per terms of a Promissory Note issued to Ray Hawkins dated September 1, 2001. This debt is interest free and has a repayment term of one year from the date of September 1, 2001. In exchange for a reduction of $50,544 indebtedness by LIVESTAR, Ray Hawkins subscribed to additional shares of common stock of the Company. The Company also repaid $11,537 during the fourth quarter of 2001. In addition, at September 1, 2001, Ray Hawkins was granted the option to convert to common shares an additional $20,000 in debt owed by the Company. The terms of such conversion are that Ray Hawkins is granted the right to convert such debt to stock at $0.02 per share; however, Ray Hawkins cannot execute such conversion until after February 28, 2002.

In February, 2002, the Company executed an amendment to the Promissory Note dated September 1, 2001 with Ray Hawkins. The amended Promissory reflected the amount owning from LIVESTAR to Ray Hawkins as of December 31, 2001, as a total of $259,517.00. LIVESTAR is obligated to repay such loans as per terms of the amended Promissory Note issued to Ray Hawkins in February, 2002. The debt is interest free and has a repayment term of one year from the date of the February, 2002 Promissory Note. Ray Hawkins was granted the option to convert to common shares the entire amount of outstanding debt owed to Ray Hawkins by the Company. The terms of such conversion are that Ray Hawkins is granted the right to convert such debt to stock at $0.02 per share. Ray Hawkins cannot execute such conversion until after September 1, 2002.

In August 2002, the Company executed an amendment to the amended Promissory Note of February 2002 with Ray Hawkins. The amendment provides that Ray Hawkins cannot execute the conversion provision, as per the February 2002 Promissory Note, until after November 30, 2003.

In November 2003, the Company executed an amendment to the amended Promissory Note of February 2002 with Ray Hawkins. The amendment provides that Ray Hawkins cannot execute the conversion provision, as per the February 2002 Promissory Note, until after June 30, 2004.

In November 2003, the Company also repaid $8,000 towards the Promissory Note due to Ray Hawkins.

3.     In September, 2001, LIVESTAR Ventures Network, Inc. owed a total of $9,435 to LIVESTAR Ventures Network, Inc.‘s COO, Edwin Kwong. LIVESTAR is obligated to repay such loans. This debt is interest free and repayable within one year from date of the promissory note issued to Edwin Kwong from LIVESTAR dated September 1, 2001. In exchange for a reduction of $3,900 indebtedness by LIVESTAR, Edwin Kwong subscribed to additional shares of common stock of the Company. In addition, at September 1, 2001, Edwin Kwong was granted the option to convert the outstanding balance in debt to common shares at $0.02 per share; however, Edwin Kwong cannot execute such conversion until after September 1, 2002.

In August 2002, the Company executed an amendment to the Promissory Note of September 2001 with Edwin Kwong. The amendment provides that Edwin Kwong cannot execute the conversion provision, as per the September 2001 Promissory Note, until after November 30, 2003.

At December 31, 2001 LIVESTAR Ventures Network Inc. owed a balance of $103,053 to Edwin Kwong. This debt is interest free and is repayable within one year from the date of each promissory note, respectively, issued to Edwin Kwong. As of February 7, 2002 LIVESTAR executed two Promissory Notes totaling $100,035. In addition, Edwin Kwong was granted the option to convert to common shares the outstanding balance in debt owed by the Company at $0.10 per share; however, Edwin Kwong cannot execute such conversion until after May 31, 2002. Subsequently in May 2002, the Company executed an amendment to the two Promissory Notes of February 2002. The amendment provides that Edwin Kwong cannot execute such conversion, as per the two Promissory Notes of February 2002, till July 31, 2002. In July 2002, the Company executed an amendment to the two February 2002 Promissory Notes, and reissued two amended Promissory Notes. The two amended Promissory Notes of July 2002 provide that the debt remains interest free and is repayable within one year from the date of each promissory note. In addition, Edwin Kwong was granted the option to convert to common shares the outstanding balance in debt owed by the Company at $0.05 per share; however, Edwin Kwong cannot execute such conversion until after August 30, 2002.

In August 2002, the Company executed an amendment to the two Promissory Notes of July 2002 with Edwin Kwong. The amendment provides that Edwin Kwong cannot execute the conversion provision, as per the two July 2002 Promissory Note, until after November 30, 2003.

As of February 27, 2002, LIVESTAR executed a Promissory Note totaling $5,550, where by Edwin Kwong was granted the option to convert to common shares the outstanding balance in debt owed by the Company at $0.17 per share; however, Edwin Kwong cannot execute such conversion until after August 31, 2002.

In August 2002, the Company executed an amendment to the Promissory Note of February 27, 2002 with Edwin Kwong. The amendment provides that Edwin Kwong cannot execute the conversion provision, as per the February 27, 2002 Promissory Note, until after November 30, 2003.

In March of 2003, Edwin Kwong requested the removal of the conversion restrictions to one of his Promissory Notes. In May 2003, the Company approved the removal of the Conversion Restriction and subsequently, Edwin Kwong converted that Promissory Note. Edwin Kwong received 1,584,608 shares at $0.004 per share, which repaid a total of $6,338.43 of debt.

In November 2003, the Company executed amendments to the remaining Promissory Notes with Edwin Kwong. The amendment provides that Edwin Kwong cannot execute the conversion provision, as per the August 2002 Promissory Note Amendments, until after June 30, 2004.

4.     In November 2003, LIVESTAR entered into an Agreement with RYM Management Ltd. (“RYM”) for executive management services. Under the Agreement RYM will supply LIVESTAR with the services of Mr. Ray Hawkins, who will serve as President CEO of LIVESTAR. This Agreement replaces the Agreement between the Company and Ray Hawkins dated January 1, 2002.

5.     In January, 2004, LIVESTAR entered into an Agreement with 673100 BC Ltd. (“673”) for executive management services. Under the Agreement 673 will supply LIVESTAR with the services of Mr. Edwin Kwong, who will serve as COO and CFO of LIVESTAR. This Agreement replaces the Agreement between the Company and Edwin Kwong dated January 1, 2002.

PART IV

Item 13. Exhibits, Financial Statements Schedules and Reports on Form 8-K

Exhibits

Item 13(a) Financial Statements

LIVESTAR’s audited Consolidated Financial Statements, as described below, are attached hereto.

1. Audited Financial Statements
(a) Auditor’s Report
(b)Consolidated Balance Sheets
(c) Consolidated Statements of Operations and Deficit
(d) Consolidated Statements of Cash Flows
(e) Consolidated Statements of Stockholder’s Deficiency
(f) Notes to Consolidated Financial Statements

Item 13(b) Exhibits

2.1	Agreement and Plan of Reorganization (1)

2.2	Amendment to Merger Agreement (1)

3.1	Amended Articles of Incorporation (1)

3.2	Amended Bylaws (2)

3.3	Stock Option Plan of LIVESTAR Entertainment Group, Inc. (2)

10.1	Sample of Form of Promissory Note: Ray Hawkins (2)

10.2	Sample of Form of Promissory Note: Edwin Kwong (2)

10.3	Lease Agreement dated November 9, 1999 with RAH Media (2)

10.4	Assignment of Lease dated August 31, 2001 with RAH Media (2)

10.5	Management Services Memorandum: Ray Hawkins (2)

10.6	Management Services Memorandum: Edwin Kwong (2)

10.7	Management Services Memorandum: RYM Management Ltd.

10.8	Management Services Memorandum: 673100 B.C. Ltd.

14.1	Code of Ethics

16.	Letter from Cordovano & Harvey (3)

21.	Subsidiaries of the Registrant

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

99.1	Risk Factors

99.4	Incentive Stock Option Agreement with Ray Hawkins (2)

99.5	Incentive Stock Option Agreement with Edwin Kwong (2)

(1)     Incorporated into this Form 10-KSB by reference to the Registrant’s previous filing of this Exhibit in its Form 8-K filed with the Commission on August 20, 2001.

(2)     Incorporated into this Form 10-KSB by reference to the Registrant’s previous filing of this Exhibit in its Form 10-KSB filed with the Commission on October 15, 2001.

(3)     Letter dated August 28, 2001 is incorporated into this Form 10-KSB by reference to the Registrant’s previous filing of this Exhibit in its Form 8-K/A filed with the Commission on September 17, 2001.

Item 13(c) Reports on Form 8-K

On September 29, 2003, the Company filed a report on Form 8-K/A It was reported under Item 5 of the report that this Current Report on Form 8-K/A amends the Current Report on Form 8-K filed on August 11, 2003 (the “Original Report”), to include Addendum No. 2 to the Agreement and Plan of Acquisition, which Agreement and Plan of Acquisition was discussed in the Original Report. Pursuant to Addendum No. 2, the closing date for the potential acquisition by the registrant of 1485684 Ontario Limited, an Ontario corporation doing business as The Sequel Nightclub has been extended from September 29, 2003, to October 29, 2003.

On October 27, 2003, the Company filed a report on Form 8-K/A.

It was reported under Item 2 of the report that the Company on October 24, 2003, the registrant, Livestar Entertainment Group Inc. (the “Company”) closed its acquisition of 1485684 Ontario Limited, an Ontario corporation doing business as The Sequel Nightclub (the “Sequel”) as originally discussed in its current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2003. This filing is an amendment to that original filing on August 11, 2003. The final terms and conditions of the acquisition are as set forth in the Amended and Restated Agreement and Plan of Acquisition (the “Agreement”) in the form attached as Exhibit 2.1 in the report. It was reported under Item 7 of the report that the Company will file the required financial statements and pro forma financial information as an amendment to this Form 8-K as soon as practicable but not later than sixty (60) days from the date of this filing.

On October 27, 2003, the Company filed a report on Form 8-K/A.

It was reported under Item 5 of the report that the Company on August 26, 2003, the registrant, Livestar Entertainment Group Inc. (the “Company”) filed a current report on Form 8-K discussing a Memorandum of Understanding with TCAL Investment Group (“TCAL”) for the potential acquisition by TCAL of a controlling ownership position in the Company. The Company and TCAL have now determined not to pursue the transaction.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2002 was $ 10,915. As of the date of this filing, the invoices are not completed for the fees for the preparation of the audited financial statements for the fiscal year ended December 31, 2003, and so those amounts are unknown.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice and tax planning were $0 and $0 for the fiscal years ended December 31, 2002, and 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting for the fiscal years ended December 31, 2002, and 2003 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVESTAR Entertainment Group, Inc.

By:

/s/ Ray Hawkins
Ray Hawkins, President
Date: April 14, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Ray Hawkins
Ray Hawkins, Director
Principal Executive Officer
Date: April 14, 2004

/s/ Edwin Kwong
Edwin Kwong, Director
Principal Financial Officer
Principal Accounting Officer
Date: April 14, 2004

LIVESTAR ENTERTAINMENT GROUP INC.

(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

AUDITORS’ REPORT

To the Board of Directors and the Stockholders of
Livestar Entertainment Group Inc.
(Formerly RRUN Ventures Network Inc.)
(A development stage company)

We have audited the consolidated balance sheets of Livestar Entertainment Group Inc. (formerly RRUN Ventures Network Inc.) (a development stage company) as at December 31, 2003 and 2002, and the consolidated statements of operations and deficit, cash flows and stockholders’ deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in accordance with United States of America generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C. April 7, 2004	Chartered Accountants

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2003	2002
ASSETS
Current
Cash	$14,892	$32
Goods and Services Tax recoverable	6,621	5,786
Prepaid expense	78,471	345
Notes receivable	--	13,125

	99,984	19,288
Capital Assets (Note 4)	6,729	8,230
Advances Receivable (Note 5)	281,219	--

	$387,932	$27,518

LIABILITIES
Current
Accounts payable	$1,530,926	$1,374,920
Loans and advances payable (Note 8)	397,913	528,581

	1,928,839	1,903,501

STOCKHOLDERS' DEFICIENCY
Share Capital
Authorized:
1,000,000,000 common shares, par value $0.0001 per share
200,000,000 preferred shares, par value $0.0001 per share
Issued and outstanding:
280,468,337 common shares at December 31, 2003 and 45,654,790
at December 31, 2002	28,047	4,566
875,000 preferred shares at December 31, 2003 and Nil at
December 31, 2002	88	--
Add: Share subscriptions received:
Nil common shares at December 31, 2003 and 36,250 at December
31, 2002	--	1,450
Additional paid-in capital	2,309,897	1,087,084
Deficit	(3,878,939)	(2,969,083)

	(1,540,907)	(1,875,983)

	$387,932	$27,518

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Stated in U.S. Dollars)

	YEARS ENDED DECEMBER 31 2003 2002		INCEPTION OCTOBER 12 2000 TO DECEMBER 31 2003
Revenue	$500	$5,000	$9,500

Expenses
Administrative services	7,146	64,687	161,716
Amortization	3,173	8,817	18,418
Business development	348,113	502,197	1,066,219
Consulting	200,539	423,404	671,502
Equipment leases	--	20,875	35,796
Investor relations	55,625	265,252	447,024
Marketing	--	1,028	36,389
Media design	1,435	23,752	85,310
Office, rent and sundry	112,643	156,297	377,837
Professional fees	104,174	133,121	369,767
Software development	--	76,877	855,135
Travel	38,658	43,076	150,365
Wages and benefits	85,505	19,942	113,786

	957,011	1,739,325	4,389,264

Loss Before The Following	956,511	1,734,325	4,379,764
Forgiveness Of Debt	(46,655)	--	(46,655)
Write Down Of Investment	--	6,750	6,750
Minority Interest In Loss Of Subsidiary	--	--	(219)

Loss From Continuing Operations	909,856	1,741,075	4,339,640
Gain On Disposition Of Subsidiary	--	(419,427)	(419,427)
Gain From Discontinued Operations	--	(56,168)	(53,629)

Net Loss For The Year	$909,856	$1,265,480	$3,866,584

Net Loss Per Share Before Discontinued Operations,
Basic and diluted	$0.01	$0.08

Net Loss Per Share, Basic and diluted	$0.01	$0.06

Weighted Average Number Of Common Shares Outstanding	125,408,528	20,526,787

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED DECEMBER 31 2003 2002		INCEPTION OCTOBER 12 2000 TO DECEMBER 31 2003
Cash Flows From Operating Activities
Loss for the year from continuing operations	$(909,856)	$(1,741,075)	$(4,339,640)
Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activities
Amortization	3,173	8,817	18,418
Stock based compensation	65,093	--	65,093
Issue of common stock for expenses	416,900	284,990	710,090
Write down of investment	--	6,750	6,750
Minority interest in loss of subsidiary	--	--	(219)
Goods and Services Tax recoverable	(835)	(772)	(6,621)
Prepaid expense	(78,126)	(3)	(78,471)
Notes receivable	(13,125)	(13,125)	--)
Advances receivable	(81,219)	--)	(81,219)
Accounts payable	251,159	908,549	2,197,759
Loans and advances payable	18,444	95,685	674,465

	(302,142)	(450,184)	(833,595)

Cash Flows From Investing Activities
Net asset deficiency of legal parent at date of
reverse take-over transaction	--	--	(12,355)
Purchase of capital assets	(1,672)	(136)	(45,165)

	(1,672)	(136)	(57,520)

Cash Flows From Financing Activities
Shares issued for cash	320,124	401,312	734,836
Share subscriptions received	(1,450)	(8,550)	--

	318,674	392,762	734,836

Increase (Decrease) In Cash	14,860	(57,558)	(156,279)
Net Cash From Discontinued Operations	--	56,169	53,630
Cash Acquired On Acquisition Of Subsidiary
	--	--	117,541
Cash, Beginning Of Year	32	1,421	--

Cash, End Of Year	$14,892	$32	$14,892

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)(A
Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
DECEMBER 31, 2003
(Stated in U.S. Dollars)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit	Total
Balance, December 31, 2001	--	$--	14,614,724	$1,462	$109,744	$(1,703,603)	$(1,592,397)
Shares issued for debt	--	--	11,163,816	1,116	268,026	--	278,142
Shares issued for services	--	--	13,845,000	1,384	283,606	--	275,990
Shares issued for cash and notes receivable	--	--	7,861,250	787	461,912	--	462,699
Shares cancelled	--	--	(1,830,000)	(183)	(61,204)	--	(61,387)
Forgiveness of shareholder debt	--	--	--	--	25,000	--	25,000
Loss for the year	--	--	--	--	--	(1,265,480)	(1,265,480)

Balance, December 31, 2002	--	--	45,654,790	4,566	1,087,084	(2,969,083)	(1,877,433)
Shares issued for debt	--	--	76,591,880	7,659	236,606	--	244,265
Shares issued for services	--	--	92,620,000	9,262	407,638	--	416,900
Shares issued for cash	--	--	65,601,667	6,560	363,564	--	370,124
Shares issued	1,000,000	100	--	--	199,900	--	200,000
Shares redeemed	(125,000)	(12)	--	--	(49,988)	--	(50,000)
Stock based compensation	--	--	--	--	65,093	--	65,093
Loss for the year	--	--	--	--	--	(909,856)	(909,856)

Balance, December 31, 2003	875,000	$88	280,468,337	$28,047	$2,309,897	$(3,878,939)	$(1,540,907)

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
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

c) Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at December 31, 2003, has a working capital deficiency of $1,828,855. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Consolidation

These consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, RRUN Labs Inc., Livestar Entertainment Canada Inc. and Livestar Entertainment Establishment Ltd., its 67% owned subsidiary, RAHX, Inc., and its discontinued wholly owned subsidiary, AXXUS Corporation. On November 27, 2002, the Company disposed of its 100% interest in AXXUS Corporation.

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
DECEMBER 31, 2003 AND 2002
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

i) Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 – “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Diluted loss per share is not presented separately from loss per share as the exercise of any options and warrants would be anti-dilutive.

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

j) Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

3. DISCONTINUED OPERATIONS

By an agreement dated November 27, 2002, the Company disposed of its 100% interest in Axxus Corporation (“Axxus”) for cash consideration of $1. The revenue and expenses related to the business of Axxus for the years ended December 31, 2002 and 2001, and for the period from inception to December 31, 2002, are reflected as discontinued operations in the statements of operations and cash flows.

4. CAPITAL ASSETS

	COST	2003 ACCUMULATED AMORTIZATION	NET BOOK VALUE	2002 NET BOOK VALUE
Computer equipment	$11,910	$6,420	$5,490	$6,091
Computer software	456	456	--	--
Office furniture and equipment	2,430	1,191	1,239	2,139

	$14,796	$8,067	$6,729	$8,230

5. ADVANCES RECEIVABLE

The Company has entered into an agreement to acquire 100% of the issued and outstanding common shares of 1485684 Ontario Limited, an Ontario, Canada corporation, doing business as The Sequel Nightclub ("Sequel"). Completion of the acquisition is subject to certain conditions precedent which had not been satisfied at December 31, 2003.

As at December 31, 2003, the Company has issued 1,000,000 preferred shares at a value of $200,000 to acquire certain amounts owed by Sequel to its shareholder. In addition, the Company has made working capital advances to Sequel totaling $81,219.

	2003	2002
Kaph Data Engineering Inc. - 159 common shares representing 15% of the Company's
issued and outstanding common share capital	$--	$6,750
Write down of investment	--	(6,750)

	$--	$--

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

6. STOCK OPTIONS AND WARRANTS OUTSTANDING

Stock options

As at December 31, 2003, options were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE
200,000	$0.10	September 5, 2004
380,000	$0.10	February 8, 2005
3,000,000	$0.00	November 17, 2013
2,000,000	$0.00	December 18, 2013

In accordance with the vesting provisions of these agreements, 5,580,000 stock options are exercisable at December 31, 2003.

A summary of the changes in stock options for the year ended December 31, 2003 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Balance, December 31, 2001	1,281,500	$0.22
Granted	9,475,000	0.12
Exercised	(5,600,000)	(0.13)
Expired	(3,953,500)	(0.12)

Balance, December 31, 2002	1,203,000	0.14
Granted	67,000,000	0.01
Exercised	(62,000,000)	(0.01)
Expired	(623,000)	(0.18)

Balance, December 31, 2003	5,580,000	$0.01

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

6. STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

Share Purchase Warrants

As at December 31, 2003, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE
1,882,355	$0.25
1,332,000	$0.10
2,230,000	$0.50
168,795	$3.00
567,500	$0.75
420,000	$0.20
100,000	$0.40
340,000	$0.06
100,000	$1.00
1,648,750	$0.01

The warrants expire between September 4, 2004 and January 17, 2006.

A summary of the changes in share purchase warrants for the year ended December 31, 2003 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Balance, December 31, 2001	1,944,650	$0.47
Granted	5,476,000	0.37
Exercised	(180,000)	(0.20)
Cancelled	(100,000)	(0.06)

Balance, December 31, 2002	7,140,650	0.41
Granted	1,648,750	0.01

Balance, December 31, 2003	8,789,400	$0.33

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

7. STOCK BASED COMPENSATION

On September 5, 2003 and October 15, 2003 respectively, the Board of Directors approved the Employee Stock Incentive Plan for the Year 2003 No. 1 and No. 2, under which designated officers and employees of the Company and its subsidiaries may be granted stock options. The Company may grant options to acquire up to 85,000,000 shares of common stock under the plans.

During the year ended December 31, 2003, the Company granted stock options to officers and employees to acquire up to 67,000,000 shares of common stock at a weighted average exercise prices of $0.01 per share, expiring between September and December 2013. All of these options vest immediately.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.10%, expected volatility ranging from 41% to 432%, an expected option life of one week, and no expected dividends. Had the Company determined compensation cost based on the fair value at the date of grant for its employees stock options, the net loss would have increased by $69,992 for the year ended December 31, 2003. During the year ended December 31, 2003, the Company recognized stock based compensation for the intrinsic value of employee awards in the amount of $65,093.

	2003	2002
Net loss, as reported	$(909,856)	$(1,741,075)
Add: Stock based compensation expense included in net loss, as
reported	65,093	--
Deduct: Stock based compensation expense determined under fair
value method	(135,084)	--

Net loss, pro-forma	$(979,847)	$(1,741,075)

Net loss per share (basic and diluted), as reported	$(0.01)	$(0.08)

Net loss per share (basic and diluted), pro-forma	$(0.01)	$(0.08)

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

8. LOANS AND ADVANCES PAYABLE

Loans and advances payable are interest free and are repayable within one year. Certain of the loans and advances are convertible to common shares as follows:

AMOUNT	CONVERSION PRICE	CONVERSION AFTER
$11,570	$0.12	August 31, 2002
$1,000	$0.02	September 14, 2002
$400	$0.02	August 31, 2003
$263,087	$0.02	June 30, 2004
$107,321	$0.05	June 30, 2004

9.	RELATED PARTY TRANSACTIONS

a)	Included in accounts payable at December 31, 2003 is $546,152 (2002 — $476,177) owing to directors or companies controlled by a director.

b)	Included in loans and advances payable at December 31, 2003 is $373,009 (2002 — $372,011) owing to directors or a company controlled by a director.

c)	During the year ended December 31, 2003, the Company incurred $200,285 (2002 — $508,000) in consulting and business development expenses with directors, and $Nil (2002 — $132,547) in business and technology development expenses with former directors.

d)	During the year ended December 31, 2003, the Company incurred $9,854 (2002 — $43,818) in administration, office, and equipment rental expenses with a company controlled by a director.

10. COMMITMENT

During the year ended December 31, 2002, the Company executed Management Services Memorandums with three key directors/officers which were effective January 1, 2002. In addition to total signing bonuses of $200,000 which have no specific payment date and are payable in cash or shares of the Company or its subsidiary, RAHX, Inc., the memorandums provide for performance bonuses and total annual compensation as follows:

Year ended December 31, 2004	$200,000
Year ended December 31, 2005	$200,000
Year ended December 31, 2006	$200,000

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

11. INCOME TAXES

        A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2003	2002
Loss before income taxes	$909,856	$1,265,480

Income tax recovery	$309,000	$430,000
Unrecognized benefit of operating loss carryforwards	(309,000)	(430,000)

Income tax recovery	$--	$--

        Significant components of the Company’s future tax assets based on statutory tax rates are as follows:

	2003	2002
Deferred tax assets
Loss carryforwards	$1,318,000	$1,008,000
Valuation allowance	(1,318,000)	(1,008,000)

	$--	$--

The Company has approximately $3,875,000 (2002 — $2,966,000) of operating loss carryforwards which expire beginning in 2020.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

12. SUBSEQUENT EVENT

Subsequent to December 31, 2003, the Company issued 118,000,000 common shares on the exercise of stock options, 36,000,000 common shares on the settlement of debt, and 75,000,000 common shares for services pursuant to consulting agreements.