Form 10KSB/A
period 2003-12-31
LIVESTAR ENTERTAINMENT GROUP INC
filed 2004-04-15
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10KSB/A

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

LIVESTAR ENTERTAINMENT GROUP INC.
(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED DECEMBER 31 2003 2002		INCEPTION OCTOBER 12 2000 TO DECEMBER 31 2003
Cash Flows From Operating Activities
Loss for the year from continuing operations	$(909,856)	$(1,741,075)	$(4,339,640)
Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activities
Amortization	3,173	8,817	18,418
Stock based compensation	65,093	--	65,093
Issue of common stock for expenses	416,900	284,990	710,090
Write down of investment	--	6,750	6,750
Minority interest in loss of subsidiary	--	--	(219)
Goods and Services Tax recoverable	(835)	(772)	(6,621)
Prepaid expense	(78,126)	(3)	(78,471)
Notes receivable	13,125	(13,125)	--
Advances receivable	(81,219)	--	(81,219)
Accounts payable	251,159	908,549	2,197,759
Loans and advances payable	18,444	95,685	674,465

	(302,142)	(450,184)	(833,595)

Cash Flows From Investing Activities
Net asset deficiency of legal parent at date of
reverse take-over transaction	--	--	(12,355)
Purchase of capital assets	(1,672)	(136)	(45,165)

	(1,672)	(136)	(57,520)

Cash Flows From Financing Activities
Shares issued for cash	320,124	401,312	734,836
Share subscriptions received	(1,450)	(8,550)	--

	318,674	392,762	734,836

Increase (Decrease) In Cash	14,860	(57,558)	(156,279)
Net Cash From Discontinued Operations	--	56,169	53,630
Cash Acquired On Acquisition Of Subsidiary
	--	--	117,541
Cash, Beginning Of Year	32	1,421	--

Cash, End Of Year	$14,892	$32	$14,892

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