Form 10QSB
period 2004-03-31
LIVESTAR ENTERTAINMENT GROUP INC
filed 2004-05-24
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ____________

                   Commission File No. 000-27233

LIVESTAR ENTERTAINMENT GROUP, INC.
(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0204736 (I.R.S. Employer Identification Number)

62 W. 8th Avenue, 4th Floor Vancouver, British Columbia, Canada (Address of principal executive offices)	V5Y 1M7 (Zip Code)

     Issuer's telephone number, including area code:     (604) 682-6541

          Check whether the issuer

(1)	filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)	has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( ).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class $0.0001 par value Common Stock	Outstanding as of March 31, 2004 403,468,337

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31 2004	DECEMBER 31 2003
ASSETS
Current
Cash	$39,076	$14,892
Accounts receivable	4,580	--
Goods and Services Tax recoverable	7,887	6,621
Prepaid expense	85,410	78,471

	136,953	99,984
Capital Assets (Note 5)	6,507	6,729
Advances Receivable (Note 6)	399,198	281,219

	$542,658	$387,932
LIABILITIES
Current
Accounts payable	$1,556,993	$1,530,926
Loans and advances payable (Note 9)	487,566	397,913

	2,044,559	1,928,839

STOCKHOLDERS' DEFICIENCY
Share Capital
Authorized:
1,000,000,000 common shares, par value $0.0001 per share
200,000,000 preferred shares, par value $0.0001 per share
Issued and outstanding:
403,468,337 common shares at March 31, 2004 and 208,468,337
at December 31, 2003	40,347	28,047
875,000 preferred shares at March 31, 2004 and December
31, 2003	88	88
Additional paid-in capital	2,609,898	2,309,897
Deficit	(4,152,234)	(3,878,939)

	(1,501,901)	(1,540,907)

	$542,658	$387,932

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31 2004	THREE MONTHS ENDED MARCH 31 2003	INCEPTION OCTOBER 12 2000 TO MARCH 31 2004
Revenue	$58,100	$--	$67,600

Expenses
Administrative services	1,056	2,267	162,772
Amortization	589	516	19,007
Business development	--	21,000	1,066,219
Consulting	104,440	50,000	775,942
Equipment leases	9,401	--	45,197
Investor relations	--	295	447,024
Marketing	7,300	--	43,689
Media design	1,171	180	86,481
Office, rent and sundry	28,809	32,545	406,646
Professional fees	37,077	7,441	406,844
Software development	--	--	855,135
Travel	23,593	496	173,958
Wages and benefits	117,959	--	231,745

	331,395	114,740	4,720,659

Loss Before The Following	273,295	114,740	4,653,059
Forgiveness Of Debt	--	--	(46,655)
Write Down Of Investment	--	--	6,750
Minority Interest In Loss Of Subsidiary	--	--	(219)

Loss From Continuing Operations	273,295	114,740	4,612,935
Gain On Disposition Of Subsidiary	--	--	(419,427)
Gain From Discontinued Operations	--	--	(53,629)

Net Loss For The Period	$273,295	$114,740	$4,139,879

Net Loss Per Share Before Discontinued Operations, Basic and diluted	$0.01	$0.01

Net Loss Per Share, Basic and diluted	$0.01	$0.01

Weighted Average Number Of Common Shares Outstanding	255,745,054	49,543,679

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31 2004	THREE MONTHS ENDED MARCH 31 2003	INCEPTION OCTOBER 12 2000 TO MARCH 31 2004
Cash Flows From Operating Activities
Loss for the year from continuing operations	$(273,295)	$(114,740)	$(4,612,935)
Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization	589	516	19,007
Stock based compensation	44,778	--	109,871
Issue of common stock for expenses	--	52,500	710,090
Write down of investment	--	--	6,750
Minority interest in loss of subsidiary	--	--	(219)
Accounts receivable	(4,580)	--	(4,580)
Goods and Services Tax recoverable	(1,266)	1,362	(7,887)
Prepaid expense	(6,939)	(47,183)	(85,410)
Notes receivable	--	--	--
Accounts payable	26,068	88,163	2,223,827

	(214,645)	(6,503)	(1,076,565)

Cash Flows From Investing Activities
Net asset deficiency of legal parent at date of reverse take-over transaction	--	--	(12,355)
Purchase of capital assets	(367)	--	(45,532)
Advances receivable	(117,979)	--	(199,198)

	(118,346)	--	(57,887)

Cash Flows From Financing Activities
Loans and advances payable	89,654	12,879	764,119
Shares issued for cash	267,521	--	1,002,357
Share subscriptions received	--	6,595	--

	357,175	6,595	1,002,357

Increase (Decrease) In Cash	24,184	92	(132,095)
Net Cash From Discontinued Operations	--	--	53,630
Cash Acquired On Acquisition Of Subsidiary	--	--	117,541
Cash, Beginning Of Period	14,892	32	--

Cash, End Of Period	$39,076	$124	$39,076

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

MARCH 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2001	--	$--	14,614,724	$1,462	$109,744	$(1,703,603)	$(1,592,397)
Shares issued for debt	--	--	11,163,816	1,116	268,026	--	278,142
Shares issued for services	--	--	13,845,000	1,384	283,606	--	275,990
Shares issued for cash and notes receivable	--	--	7,861,250	787	461,912	--	462,699
Shares cancelled	--	--	(1,830,000)	(183)	(61,204)	--	(61,387)
Forgiveness of shareholder debt	--	--	--	--	25,000	--	25,000
Loss for the year	--	--	--	--	--	(1,265,480)	(1,265,480)

Balance, December 31, 2002	--	--	45,654,790	4,566	1,087,084	(2,969,083)	(1,877,433)
Shares issued for debt	--	--	76,591,880	7,659	236,606	--	244,265
Shares issued for services	--	--	92,620,000	9,262	407,638	--	416,900
Shares issued for cash	--	--	65,601,667	6,560	363,564	--	370,124
Shares issued	1,000,000	100	--	--	199,900	--	200,000
Shares redeemed	(125,000)	(12)	--	--	(49,988)	--	(50,000)
Stock based compensation	--	--	--	--	65,093	--	65,093
Loss for the year	--	--	--	--	--	(909,856)	(909,856)

Balance, December 31, 2003	875,000	88	280,468,337	28,047	2,309,897	(3,878,939)	(1,540,907)
Shares issued for cash	--	--	123,000,000	12,300	300,001	--	312,301
Loss for the period	--	--	--	--	--	(273,295)	(273,295)

Balance, March 31, 2004	875,000	$88	403,468,337	$40,347	$2,609,898	$(4,152,234)	$(1,501,901)

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION
The unaudited consolidated financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto.

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

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS (Continued)

c)	Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at March 31, 2004, has a working capital deficiency of $1,907,606. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company´s development stage activities.

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

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
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

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Foreign Currency Translation

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

4.	DISCONTINUED OPERATIONS

Byan agreement dated November 27, 2002, the Company disposed of its 100% interest in Axxus Corporation (“Axxus”) for cash consideration of $1. The revenue and expenses related to the business of Axxus for the years ended December 31, 2002 and 2001, and for the period from inception to December 31, 2002, are reflected as discontinued operations in the statements of operations and cash flows.

5.	CAPITAL ASSETS

	2004			2003
	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE	NET BOOK VALUE
Computer equipment	$11,910	$7,057	$4,853	$5,490
Computer software	456	456	--	--
Office furniture and equipment	4,048	2,394	1,654	1,239

	$16,414	$9,907	$6,507	$6,729

6.	ADVANCES RECEIVABLE

The Company has entered into an agreement to acquire 100% of the issued and outstanding common shares of 1485684 Ontario Limited, an Ontario, Canada corporation, doing business as The Sequel Nightclub (“Sequel”). Completion of the acquisition is subject to certain conditions precedent which had not been satisfied at March 31, 2004.

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

6.	ADVANCES RECEIVABLE (continued)

As at March 31, 2004, the Company has issued 1,000,000 preferred shares at a value of $200,000 to acquire certain amounts owed by Sequel to its shareholder. In addition, the Company has made working capital advances to Sequel totaling $199,198.

7.	STOCK OPTIONS AND WARRANTS OUTSTANDING

Stock options

As at March 31, 2004, options were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE
200,000	$0.10	September 5, 2004
380,000	$0.10	February 8, 2005

In accordance with the vesting provisions of these agreements, 580,000 stock options are exercisable at March 31, 2004.

A summary of the changes in stock options for the period ended March 31, 2004 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Balance, December 31, 2001	1,281,500	$0.22
Granted	9,475,000	0.12
Exercised	(5,600,000)	(0.13)
Expired	(3,953,500)	(0.12)

Balance, December 31, 2002	1,203,000	0.14
Granted	67,000,000	0.01
Exercised	(62,000,000)	(0.01)
Expired	(623,000)	(0.18)

Balance, December 31, 2003	5,580,000	0.01

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

7.	STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

Stock Options (Continued)

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Balance, December 31, 2003	5,580,000	$0.01
Granted	118,000,000	0.01
Exercised	(123,000,000)	(0.01)

Balance, March 31, 2004	580,000	$0.01

Share Purchase Warrants

As at March 31, 2004, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE
1,882,355	$0.25
1,332,000	$0.10
2,230,000	$0.50
168,795	$3.00
567,500	$0.75
420,000	$0.20
100,000	$0.40
340,000	$0.06
100,000	$1.00
1,648,750	$0.01

The warrants expire between September 4, 2004 and January 17, 2006.

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

7.	STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

Share Purchase Warrants (Continued)

A summary of the changes in share purchase warrants for the period ended March 31, 2004 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Balance, December 31, 2001	1,944,650	$0.47
Granted	5,476,000	0.37
Exercised	(180,000)	(0.20)
Cancelled	(100,000)	(0.06)

Balance, December 31, 2002	7,140,650	0.41
Granted	1,648,750	0.01

Balance, December 31, 2003 and March 31, 2004	8,789,400	$0.33

8.	STOCK BASED COMPENSATION

On January 30, 2004, March 5, 2004 and May 6, 2004 respectively, the Board of Directors approved the Employee Stock Incentive Plan for the Year 2004 No. 1, No. 2 and No. 3, under which designated officers and employees of the Company and its subsidiaries may be granted stock options. The Company may grant options to acquire up to 510,000,000 shares of common stock under the plans.

During the period ended March 31, 2004, the Company granted stock options to officers and employees to acquire up to 118,000,000 shares of common stock at a weighted average exercise prices of $0.01 per share, expiring between January and February 2014. All of these options vest immediately.

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

8.	STOCK BASED COMPENSATION (Continued)

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.10%, expected volatility ranging from 29% to 194%, an expected option life of one week, and no expected dividends. Had the Company determined compensation cost based on the fair value at the date of grant for its employees stock options, the net loss would have increased by $61,734 for the period ended March 31, 2004. During the period ended March 31, 2004, the Company recognized stock based compensation for the intrinsic value of employee awards in the amount of $44,778.

	2003	2002
Net loss, as reported	$(273,295)	$(114,740)
Add: Stock based compensation expense included in net loss, as
reported	44,778	--
Deduct: Stock based compensation expense determined under fair value
method	(106,516)	--

Net loss, pro-forma	$(335,033)	$(114,740)

Net loss per share (basic and diluted), as reported	$(0.01)	$(0.01)

Net loss per share (basic and diluted), pro-forma	$(0.01)	$(0.01)

9.	LOANS AND ADVANCES PAYABLE

Loansand advances payable are interest free and are repayable within one year. Certain of the loans and advances are convertible to common shares as follows:

AMOUNT	CONVERSION PRICE	CONVERSION AFTER
$ 11,570 $ 1,000 $ 400 $ 263,087 $ 107,321	$ 0.12 $ 0.02 $ 0.02 $ 0.02 $ 0.05	August 31, 2002 September 14, 2002 August 31, 2003 June 30, 2004 June 30, 2004

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

10.	RELATED PARTY TRANSACTIONS

a)	Included in accounts payable at March 31, 2004 is $546,192 (2003 — $436,848) owing to directors or companies controlled by a director.

b)	Included in loans and advances payable at March 31, 2004 is $366,350 (2003 — $374,432) owing to directors or a company controlled by a director.

c)	During the period ended March 31, 2004, the Company incurred $Nil (2003 — $50,000) in consulting and business development expenses with directors.

11.	COMMITMENT

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

Year ended December 31, 2004	$200,000
Year ended December 31, 2005	$200,000
Year ended December 31, 2006	$200,000

12.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	MARCH 31 2004	DECEMBER 31 2003
Loss before income taxes	$273,295	$909,856

Income tax recovery	$93,000	$309,000
Unrecognized benefit of operating loss carryforwards	(93,000)	(309,000)

Income tax recovery	$--	$--

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

12.	INCOME TAXES (Continued)

Significant components of the Company’s future tax assets based on statutory tax rates are as follows:

	MARCH 31 2004	DECEMBER 31 2003
Deferred tax assets
Loss carryforwards	$1,411,000	$1,318,000
Valuation allowance	(1,411,000)	(1,318,000)

	$-	$-

The Company has approximately $4,149,000 (2003 — $3,875,000) of operating loss carryforwards which expire beginning in 2020.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

13. SUBSEQUENT EVENT

Subsequent to March 31, 2004, 36,000,000 common shares on the settlement of debt, and 75,000,000 common shares for services pursuant to consulting agreements.

The warrants expire between September 4, 2004 and January 17, 2006.

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

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004

        For the three-month period ended March 31, 2004, the Company earned revenues of $58,100. The revenues were related to ticket sales from three (3) concert productions through the Company’s live events business.

        During the three month period ended March 31, 2004, the Company incurred operational expenses of $331,395. These operating expenses included: consulting fees of $104,440, $117,959 in wages and benefits, and professional fees of $37,077 for the three month period ending March 31, 2004. The company continues to incur significant consulting costs, which includes business development, in its effort to realize its business strategy and its business plan.

        During the three month period ended March 31, 2004, the Company incurred a net loss from operations of $273,295.

        FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2003.

        For the three month period ended March 31, 2004, the Company earned revenues of $58,100, as compared to revenues of $0 for the same period ended March 31, 2003. The revenues in 2004 are realized from continued efforts in our Live Events business that began in 2003.

        For the three month period ended March 31, 2004, the Company incurred operational expenses of $331,395, as compared to $114,740 during the same period in 2003. These operating expenses included: consulting fees and business development expenses $104,440 and $ 71,000; wages & benefits of $117,959 and $0, and professional fees of $37,077 and $7,441 for the three month period ended March 31, 2004, and 2003, respectively. The increase in expenses from March 31, 2004 as compared to the same period in 2003 is due to the increased level of business and operating activities in the Company.

        The Company incurred a net loss from operations of $273,295 for the fiscal quarter ended March 31, 2004, as compared to $114,740 for the same period in 2003.

Liquidity and Financial Condition As Of March 31, 2004

        We had cash-on hand of totaling $39,076 as of March 31, 2004.

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

CAPITAL REQUIREMENTS

We believe that the first acquisition or development of a entertainment establishment will require approximately a minimum of $500,000 for the transaction, plus approximately $100,000 in legal, accounting and administrative expenses. In addition our first acquisition or development will require a minimum of another $400,000 for working capital and general corporate purposes. This is a minimum total of approximately $1,000,000 that will be required in the next quarter during which we are hoping to make the first acquisition or development. In the following 3 months, we plan to execute one or two additional acquisitions or developments. We believe that the cost of a second and third acquisition or development project will be approximately a minimum of $1,000,000 each and that approximately another $500,000 minimum each will be required for the same purposes as listed above for the first acquisition or development and for working capital and general corporate purposes. Thus, we anticipate needing a minimum of $4,000,000 of investment capital during the next six months.

After the first two acquisitions or development projects, we intend to develop other entertainment establishments from initial buildout rather than from acquisitions. Our plan is to open two additional entertainment establishments by the end of 2004 and we anticipate that additional funding (approximately $1,000,000) will be required to accomplish this. Management anticipates that funding requirements for this plan will be less than the overall cost of opening these nightclubs, since the revenues from the first two or three nightclubs is expected to generate enough positive cash flow to reduce the level of external capital required. We have developed comprehensive business and financial plans that result in our development of a network of entertainment establishments that should operate on a cash positive basis and hopefully without incurring substantial dilution to stockholders such that the Company can possibly increase its overall valuation substantially. The Company believes it will require approximately $1,000,000 to grow its live events business unit, including the cost of acquisitions or development and their subsequent integration and for the venture development of other potential lines of business for 2004. The total additional working capital financing described in this section is planned to also include the development of other synergistic business units such as, including but not limited to, membership services, brand licensing and merchandising.

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

If needed capital investment for our acquisitions or developments is not available, in whole or in part, we intend to delay the implementation plan regarding our acquisitions or development plans until sufficient investment capital becomes available. We cannot give any assurances that we will raise sufficient investment capital to meet the business plan. In addition to delays to the implementation plan regarding our acquisition or development plans due to insufficiency of investment capital, we may suffer other consequences, including but not limited to the following: We may have to significantly alter the scope and/or direction of our business plan and subsequent capital requirements; We may have to suspend or discontinue operations of one or more of our business units or; we may have to suspend or discontinue operations of the Company if we become insolvent as a result. Until planned acquisitions (current and future) and new development establishments begin to produce significant revenues and subsequent positive cash flow, we will be reliant on capital received from private placements, loans, and the exercise of options and warrants. Due to the depressed market for our securities, we may not be able avoid significant dilution to current shareholders. In addition, we expect to continue to retain certain management, staff and consultants, such as legal counsel, and may need to compensate these individuals through the issuance of our common stock as compensation. These stock based compensations may result in significant dilution to current shareholders due to the depressed market for our securities. We also continue to reduce or prevent collection of outstanding vendor debts and accounts with creditors, such as suppliers and consultants, which could result in litigation against the Company. There can be no guarantee that all of these negotiations will be successful and the outcome of these negotiations may include settlements in cash and/or issuance of common stock. These stock based settlements may result in significant dilution to current shareholders due to the depressed market for our securities. We plan on continuing to meet certain of our expenses through the issuance of our shares of common stock, which may cause additional and significant dilution to existing shareholders due to the depressed market for our securities.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In November 2003, Paul Carpenter filed a lawsuit in the Lynchburg General District Court for the Commonwealth of Virginia. The action concerned an alleged claim for unpaid wages of an employee of RRUN Labs, Inc., a subsidiary of LIVESTAR Entertainment Group, Inc. The amount of the lawsuit is $7,205.06, not including interest accruing from October 30, 2001 plus court costs of $37.

The Company believes that, as it grows revenue-producing operations and as it raises capital, we will have the resources to settle the abovementioned case and we have every intention of doing so. We are working to reduce or prevent collection litigation by creditors or others. Settlements in stock may result in unforeseen dilution to current shareholders.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During February 2004, the Company issued 36, 000,000 shares of its previously authorized, but unissued common stock. The shares were issued in settlement of a debt with a consultant for services previously rendered. The transaction was valued at $0.0025 per share for a total consideration of $90,000. The transaction was an isolated transaction with an individual having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

5. Other Information

On October 24, 2003, the Registrant entered into an agreement to acquire 1485684 Ontario Limited, an Ontario corporation that owns and operates a nightclub styled as The Sequel. Subsequent to the execution of the agreement the Registrant commenced its regulatory mandated process to finalize the acquisition and implemented its efforts and plans to assume operations. Ultimately, however, the Registrant was unable to obtain an audit of the prior business operations of the Sequel as required by the rules and regulations of the Security and Exchange Commission. Upon that realization it then became necessary to renegotiate the contemplated business transaction.

The Registrant has now determined to operate the Sequel through a business lease arrangement. Final documentation for the business lease is being negotiated at the present time and is expected to become completed in the near future.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 8, 2004, the Company filed a report on Form 8-K/A. This filing further amends the original Form 8-K report filed on August 11, 2003, and states under Item 7 that applicable financial statements and information continues to be prepared. The filing further stated that management hopes to file the required financial statements and information in a further amendment to the original Form 8-K filing in the near future.

On March 29, 2004, the Company filed a report on Form 8-K/A. This filing further amends the original Form 8-K report filed on August 11, 2003, and states under Item 7 that applicable financial statements and information continues to be prepared. The filing further discussed under Item 2 certain aspects of the operations of the Sequel, regarding the ongoing discussions were continuing with the Landlord regarding a renewal of the Premises Lease.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

LIVESTAR Entertainment Group, Inc.

Date: May 24, 2004

By: _______________________________
Ray Hawkins, President and Chief
Executive Officer

By: ________________________________
Edwin Kwong, Principal Accounting Officer
and Chief Financial Officer