Form 10QSB
period 2004-06-30
LIVESTAR ENTERTAINMENT GROUP INC
filed 2004-08-23
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(2)	has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( ).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of June 30, 2004
$0.0001 par value Common Stock	994,468,337

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2004	2003

ASSETS
Current
Cash	$--	$14,892
Accounts receivable	820	--
Goods and Services Tax recoverable	3,984	6,621
Prepaid expense	156,278	78,471
Inventory	10,072	--

	171,154	99,984
Capital Assets (Note 4)	17,741	6,729
Advances Receivable	--	281,219

	$188,895	$387,932

LIABILITIES
Current
Bank indebtedness	$34,838	$--
Accounts payable	1,431,187	1,530,926
Loans and advances payable (Note 7)	569,394	397,913

	2,035,419	1,928,839

STOCKHOLDERS' DEFICIENCY
Share Capital
Authorized:
1,000,000,000 common shares, par value $0.0001 per share
200,000,000 preferred shares, par value $0.0001 per share
Issued and outstanding:
904,468,337 common shares at June 30, 2004 and 208,468,337 at
December 31, 2003	90,447	28,047
875,000 preferred shares at June 30, 2004 and December
31, 2003	88	88
Additional paid-in capital	3,186,560	2,309,897
Deficit	(5,123,619)	(3,878,939)

	(1,846,524)	(1,540,907)

	$188,895	$387,932

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

(Unaudited)

(Stated in U.S. Dollars)

						INCEPTION
						OCTOBER		12
		THREE		MONTHS		ESIX	MONTHS	ENDE	2000 TO
		JUNE		30		JUNE	30		JUNE 30
	2004		2003		2004		2003		2004

Revenue
Live events	$9,955		$502		$68,055		$502		$77,555
Night Clubs	103,264		--		103,264		--		103,264

	113,219		502		171,319		502		180,819

Expenses
Administrative services	5,616		2,327		6,672		4,594		168,388
Amortization	851		598		1,440		1,114		19,858
Business development	435,648		128,645		435,648		149,645		1,501,867
Consulting	248,108		50,539		352,548		100,539		1,024,050
Equipment leases	2,065		--		11,466		--		47,262
Investor relations	11,693		1,546		11,693		1,841		458,717
Marketing	11,492		--		18,792		--		55,181
Media design	993		14		2,164		194		87,474
Night club operating costs	19,774		--		19,774		--		19,774
Office, rent and sundry	93,721		28,456		122,529		61,001		500,367
Professional fees	81,450		24,585		118,527		32,026		488,294
Software development	--		--		--		--		855,135
Travel	22,885		688		46,479		1,184		196,843
Wages and benefits	150,309		--		268,267		--		382,054

	1,084,605		237,398		1,415,999		352,138		5,805,264

Loss Before The Following	971,386		236,896		1,244,680		351,636		5,624,445
Forgiveness Of Debt	--		--		--		--		(46,655)
Write Down Of Investment	--		--		--		--		6,750
Minority Interest In Loss Of
Subsidiary	--		--		--		--		(219)

Loss From Continuing Operations
	971,386		236,896		1,244,680		351,636		5,584,321
Gain On Disposition Of Subsidiary
	--		--		--		--		(419,427)
Gain From Discontinued Operations
	--		--		--		--		(53,629)

Net Loss For The Period	$971,386		$236,896		$1,244,680		$351,636		$5,111,265

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (Continued)

(Unaudited)

(Stated in U.S. Dollars)

------------------------------------- ------------------ -------------------- ------------------ -------------------- -----------------
                                                                                                                         INCEPTION
                                                                                                                         OCTOBER 12
                                                THREE MONTHS ENDED                       SIX MONTHS ENDED                 2000 TO
                                                     JUNE 30                                 JUNE 30                      JUNE 30
                                             2004                2003                2004                2003               2004
------------------------------------- ------------------- ------------------- ------------------- ------------------- -----------------
                                                                              --- --------------- -- ---------------- -- --------------

Net Loss Per Share Before
  Discontinued Operations, Basic
  and diluted                         $            0.01   $            0.01   $            0.01   $           0.01
===================================== == ================ === =============== === =============== == ================
===================================== == ================ === =============== === =============== == ================

Net Loss Per Share, Basic and
  diluted                             $            0.01   $            0.01   $            0.01   $           0.01
===================================== == ================ === =============== === =============== == ================

Weighted Average Number Of Common
  Shares Outstanding
                                             435,035,465         79,994,738         362,386,150         57,640,620
===================================== == ================ === =============== === =============== == ================

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

                                                                                                                         INCEPTION
                                                                                                                         OCTOBER 17
                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED               2000 TO
                                                              JUNE 30                           JUNE 30                   JUNE 30
                                                       2004            2003              2004             2003              2004
------------------------------------------------- --------------- ---------------- ----------------- ---------------- -----------------

Cash Flows From Operating Activities
     Loss for the period from continuing
       operations                                 $    (971,386)  $    (236,896)   $    (1,244,680)  $     (351,636)  $    (5,584,321)

Adjustments To Reconcile Net Loss To Net Cash
  Used By Operating Activities
     Amortization                                           851             598              1,440            1,114            19,858
     Stock based compensation                            51,339            -                96,117             -              161,210
     Issue of common stock for expenses                 182,500          62,400            182,500          114,900           892,590
     Write down of investment                              -               -                -                  -                6,750
     Minority interest in loss of subsidiary               -               -                -                  -                 (219)
     Accounts receivable                                  3,760            -                  (820)            -                 (820)
     Goods and Services Tax recoverable                   3,904           1,609              2,637            2,971            (3,983)
     Prepaid expense                                    (70,868)         11,389            (77,807)         (35,794)         (156,278)
     Inventory                                          (10,072)           -               (10,072)            -              (10,072)
     Accounts payable                                   (23,806)        139,563              2,261          227,726         2,200,021
                                                  -- ------------ -- ------------- -- -------------- --- ------------ -- --------------
                                                       (833,778)         (8,212)        (1,048,424)         (27,594)       (2,475,264)
                                                  -- ------------ -- ------------- -- -------------- --- ------------ -- --------------

Cash Flows From Investing Activities
     Net asset deficiency of legal parent at
       date of reverse take-over transaction
                                                           -               -                -                  -              (12,355)
     Purchase of capital assets                         (12,085)           -               (12,452)            -              (57,617)
     Advances receivable                                399,198            -               281,219             -              200,000
                                                  -- ------------ -- ------------- -- -------------- --- ------------ -- --------------
                                                        387,113            -               268,767             -              130,028
                                                  -- ------------ -- ------------- -- -------------- --- ------------ -- --------------

Cash Flows From Financing Activities
     Loans and advances payable                          81,828           8,152            171,481           21,031           845,947
     Shares issued for cash                             290,923           8,045            558,446            8,045         1,293,280
     Share subscriptions received                          -             (8,045)            -                (1,450)            -
                                                  -- ------------ -- ------------- -- -------------- --- ------------ -- --------------
                                                        372,751           8,152            729,927           27,626         2,139,227
                                                  -- ------------ -- ------------- -- -------------- --- ------------ -- --------------

Increase (Decrease) In Cash                             (73,914)            (60)           (49,730)              32          (206,009)

Net Cash From Discontinued Operations
                                                           -               -                -                  -               53,630
Cash Acquired On Acquisition Of Subsidiary
                                                           -               -                -                  -              117,541
Cash, Beginning Of Period                                39,076             124             14,892               32             -
                                                  -- ------------ -- ------------- -- -------------- --- ------------ -- --------------

Cash (Bank Indebtedness), End Of Period
                                                  $     (34,838)  $          64    $       (34,838)  $           64   $       (34,838)
================================================= == ============ == ============= == ============== === ============ == ==============

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

SUPPLEMENTAL OF CASH FLOW INFORMATION

During the period ended June 30, 2004, the Company issued 51,000,000 common shares to settle $102,000 in accounts payable.

During the period ended June 30, 2003, the Company issued 3,672,560 common shares on conversion of $13,541 of loans payable, and 14,162,573 common shares to settle $43,391 in accounts payable.

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

                                                                                                                             ADDITIONAL
                                                                  PREFERRED STOCK                 COMMON STOCK                 PAID-IN
                                                             --------------------------- --------------------------------
                                                             -------------- ------------ ----------------- --------------
                                                                SHARES        AMOUNT          SHARES          AMOUNT           CAPITAL           DEFICIT             TOTAL
                                                             -------------- ------------ ----------------- -------------- ------------------ ----------------- ------------------
                                                             -------------- -- ---------

Balance, December 31, 2001                                          -       $      -          14,614,724   $      1,462   $       109,744    $    (1,703,603)  $     (1,592,397)

Shares issued for debt                                              -              -          11,163,816          1,116           268,026             -                 278,142
Shares issued for services                                          -              -          13,845,000          1,384           283,606             -                 275,990
Shares issued for cash and notes receivable                         -              -           7,861,250            787           461,912             -                 462,699
Shares cancelled                                                    -              -          (1,830,000)          (183)          (61,204)            -                 (61,387)
Forgiveness of shareholder debt                                     -              -            -                  -               25,000             -                  25,000
Loss for the year                                                   -              -            -                  -               -              (1,265,480)        (1,265,480)
                                                             -------------- -- --------- ----------------- -- ----------- -- --------------- -- -------------- --- --------------
                                                             -------------- -- ---------

Balance, December 31, 2002                                          -              -          45,654,790          4,566         1,087,084         (2,969,083)        (1,877,433)

Shares issued for debt                                              -              -          76,591,880          7,659           236,606             -                 244,265
Shares issued for services                                          -              -          92,620,000          9,262           407,638             -                 416,900
Shares issued for cash                                              -              -          65,601,667          6,560           363,564             -                 370,124
Shares issued                                                   1,000,000         100           -                  -              199,900             -                 200,000
Shares redeemed                                                  (125,000)        (12)          -                  -              (49,988)            -                 (50,000)
Stock based compensation                                            -              -            -                  -               65,093             -                  65,093
Loss for the year                                                   -              -            -                  -               -                (909,856)          (909,856)
                                                             -------------- -- --------- ----------------- -- ----------- -- --------------- -- -------------- --- --------------
                                                             -------------- -- ---------

Balance, December 31, 2003                                        875,000          88        280,468,337         28,047         2,309,897         (3,878,939)        (1,540,907)

Shares issued for debt                                              -              -          51,000,000          5,100            96,900             -                 102,000
Shares issued for services                                          -              -         130,000,000         13,000           169,500             -                 182,500
Shares issued for cash                                              -              -         443,000,000         44,300           514,146             -                 558,446
Shares issued for compensation                                      -              -            -                  -               96,117             -                  96,117
Loss for the period                                                 -              -            -                  -               -              (1,244,680)        (1,244,680)
                                                             -------------- -- --------- ----------------- -- ----------- -- --------------- -- -------------- --- --------------
                                                             -------------- -- --------- ----------------- -- ----------- -- --------------- -- -------------- --- --------------

Balance, June 30, 2004                                            875,000   $      88        904,468,337   $     90,447   $     3,186,560    $    (5,123,619)  $     (1,846,524)
                                                             ============== == ========= ================= == =========== == =============== == ============== === ==============

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto.

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

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

2.     NATURE OF OPERATIONS (Continued)

      c) Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at June 30, 2004, has a working capital deficiency of $1,874,337. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Consolidation

These consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, RRUN Labs Inc., Livestar Entertainment Canada Inc., Livestar Entertainment Establishment Ltd., and 1615496 Ontario Ltd., 1614718 Ontario Ltd. and its 67% owned subsidiary, RAHX, Inc.,

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

b) Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

f)     Amortization

        Capital assets are being amortized on the declining balance basis at the following rates:

Computer equipment                           30%
Leasehold improvements                        6.67%
Computer software                           100%
Office furniture and equipment               20%

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

JUNE 30, 2004

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

4. CAPITAL ASSETS

                                                                        2004                               2003
                                                 -------------------------------------------------    --------------
                                                                   ACCUMULATED        NET BOOK          NET BOOK
                                                     COST          AMORTIZATION         VALUE             VALUE
                                                 -------------- ------------------- --------------    --------------

    Computer equipment                           $     14,897   $      7,713        $      7,184      $      5,490
    Leasehold improvements                              6,731            114               6,617              -
    Computer software                                     456            456                -                 -
    Office furniture and equipment                      6,412          2,472               3,940             1,239
                                                 -- ----------- -- ---------------- -- -----------    --- ----------

                                                 $     28,496   $     10,755        $     17,741      $      6,729
                                                 == =========== == ================ == ===========    === ==========

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

5. STOCK OPTIONS AND WARRANTS OUTSTANDING

      Stock Options

        As at June 30, 2004, options were outstanding for the purchase of common shares as follows:

     NUMBER                PRICE                   EXPIRY
    OF SHARES            PER SHARE                  DATE
------------------    ----------------    --------------------------

     200,000          $   0.10            September 5, 2004
     380,000          $   0.10            February 8, 2005
In accordance with the vesting provisions of these agreements, 580,000 stock options are exercisable at June 30, 2004.

        A summary of the changes in stock options for the period ended June 30, 2004 is presented below:

                                                                                                        WEIGHTED
                                                                                                         AVERAGE
                                                                                                        EXERCISE
                                                                                        SHARES            PRICE
                                                                                   ------------------ --------------

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
                                                                                   ------------------ --- ----------

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
                                                                                   ------------------ --- ----------
    Balance, December 31, 2003                                                             5,580,000        0.01

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

5.     STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

      Stock Options (Continued)

                                                                                                        WEIGHTED
                                                                                                         AVERAGE
                                                                                                        EXERCISE
                                                                                        SHARES            PRICE
                                                                                   ------------------ --------------

    Balance, December 31, 2003                                                             5,580,000  $     0.01

    Granted                                                                              438,000,000        0.01
    Exercised                                                                           (443,000,000)      (0.01)
                                                                                   ------------------ --- ----------
                                                                                   ------------------ --- ----------

    Balance, June 30, 2004                                                                   580,000  $     0.01
                                                                                   ================== === ==========

      Share Purchase Warrants

        As at June 30, 2004, share purchase warrants were outstanding for the purchase of common shares as follows:

     NUMBER                PRICE
    OF SHARES            PER SHARE
------------------    ----------------

    1,882,355         $    0.25
    1,332,000         $    0.10
    2,230,000         $    0.50
      168,795         $    3.00
      567,500         $    0.75
      420,000         $    0.20
      100,000         $    0.40
      340,000         $    0.06
      100,000         $    1.00
    1,648,750         $    0.01

        The warrants expire between September 4, 2004 and January 17, 2006.

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

5.     STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

      Share Purchase Warrants (Continued)

        A summary of the changes in share purchase warrants for the period ended June 30, 2004 is presented below:

                                                                                                        WEIGHTED
                                                                                                         AVERAGE
                                                                                                        EXERCISE
                                                                                          SHARES          PRICE
                                                                                      --------------- --------------

    Balance, December 31, 2001                                                            1,944,650   $     0.47

    Granted                                                                               5,476,000         0.37
    Exercised                                                                              (180,000)       (0.20)
    Cancelled                                                                              (100,000)       (0.06)
                                                                                      --------------- --- ----------

    Balance, December 31, 2002                                                            7,140,650         0.41

    Granted                                                                               1,648,750         0.01
                                                                                      --------------- --- ----------
                                                                                      --------------- --- ----------

    Balance, December 31, 2003 and June 30, 2004                                          8,789,400   $     0.33
                                                                                      =============== === ==========

6. STOCK BASED COMPENSATION

On January 30, 2004, March 5, 2004, May 6, 2004 and June 28, 2004 respectively, the Board of Directors approved the Employee Stock Incentive Plan for the Year 2004 No. 1, No. 2, No. 3, and No. 4 under which designated officers and employees of the Company and its subsidiaries may be granted stock options. The Company may grant options to acquire up to 850,000,000 shares of common stock under the plans.

Employee Stock Incentive Plan for year 2004, No. 4 also approved the issue to non-employees, directors and consultants of up to 350,000,000 shares of common stock at a price of $0.0007 for fees for services performed or to be performed.

During the period ended June 30, 2004, the Company granted stock options to officers and employees to acquire up to 438,000,000 shares of common stock at weighted average exercise prices of $0.01 per share, expiring up to June 2014. All of these options vest immediately.

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

6.     STOCK BASED COMPENSATION (Continued)

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.15%, expected volatility ranging from 29% to 295%, an expected option life of one week, and no expected dividends. Had the Company determined compensation cost based on the fair value at the date of grant for its employees stock options, the net loss would have increased by $152,344 for the period ended June 30, 2004. During the period ended June 30, 2004, the Company recognized stock based compensation for the intrinsic value of employee awards in the amount of $96,117.

                                                                                     2004               2003
                                                                               ------------------ -----------------

    Net loss, as reported                                                      $       (804,728)  $      (351,636)

    Add:  Stock based compensation expense included in net loss, as
      reported                                                                           96,117            -

    Deduct:  Stock based compensation expense determined under fair value
      method                                                                           (248,461)           -
                                                                               --- -------------- -- --------------
                                                                               --- -------------- -- --------------

    Net loss, pro-forma                                                        $       (957,072)  $      (351,636)
                                                                               === ============== == ==============
                                                                               === ============== == ==============

    Net loss per share (basic and diluted), as reported                        $         (0.01)   $        (0.01)
                                                                               === ============== == ==============
                                                                               === ============== == ==============

    Net loss per share (basic and diluted), pro-forma                          $         (0.01)   $        (0.01)
                                                                               === ============== == ==============

7. LOANS AND ADVANCES PAYABLE

Loans and advances payable are interest free and are repayable within one year. Certain of the loans and advances are convertible to common shares as follows:

                       CONVERSION            CONVERSION
      AMOUNT             PRICE                  AFTER
------------------- ----------------- --------------------------

$         11,570    $    0.12         August 31, 2002
$          1,000    $    0.02         September 14, 2002
$            400    $    0.02         August 31, 2003
$        263,087    $    0.02         June 30, 2004
$        107,321    $    0.05         June 30, 2004

LIVESTAR ENTERTAINMENT GROUP INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS

a)	Included in accounts payable at June 30, 2004 is $520,568 (2003 — $476,811) owing to directors or companies controlled by a director.

b)	Included in loans and advances payable at June 30, 2004 is $370,416 (2003 — $370,605) owing to directors or a company controlled by a director.

c)	During the period ended June 30, 2004, the Company incurred $30,000 (2003 — $50,001) in consulting and business development expenses with directors, or a company controlled by a director.

9.	COMMITMENT

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

10. SUBSEQUENT EVENT

Subsequent to June 30, 2004, the Company granted stock options to officers and employees to acquire up to 452,000,000 shares of common stock at weighted average exercise prices of $0.01 per share.

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

      RESULTS OF OPERATIONS

      FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004

        For the six-month period ended June 30, 2004, the Company earned revenues of $171,319. The revenues were related to ticket sales from three (3) concert productions through the Company’s live events business, and from beverage sales and entry fees from the Company’s venues business.

        During the six month period ended June 30, 2004, the Company incurred operational expenses of $1,415,999. These operating expenses included: business development & consulting fees of $788,196, wages and benefits of $ 268,267, and professional fees of $118,527 for the six month period ending June 30, 2004. The company continues to incur significant consulting costs, which includes business development, in its effort to realize its business strategy and its business plan.

        During the six month period ended June 30, 2004, the Company incurred a net loss from operations of $1,244,680.

        FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2004, COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2003.

        For the three month period ended June 30, 2004, the Company earned revenues of $ 113,219 as compared to revenues of $502 for the same period ended June 30, 2003. The revenues in 2004 are realized from continued efforts in our Live Events business that began in 2003, and our Venues business in 2004.

        For the three month period ended June 30, 2004, the Company incurred operational expenses of $1,084,605, as compared to $237,398 during the same period in 2003. These operating expenses included: consulting fees and business development expenses $683,756 and $179,184; wages & benefits of $150,309 and $0, and professional fees of $81,450 and $24,585 for the three month period ended June 30, 2004, and 2003, respectively. The increase in expenses from June 30, 2004 as compared to the same period in 2003 is due to the increased level of business and operating activities in the Company.

        The Company incurred a net loss from operations of $971,386 for the fiscal quarter ended June 30, 2004, as compared to $236,896 for the same period in 2003.

Liquidity and Financial Condition As Of June 30, 2004

        We had cash-on hand of totaling $0 as of June 30, 2004.

Current Development Finance Strategy:

In order to finance the first and second acquisition or development establishments the Company may use its preferred or common stock to finance the acquisition or development or to raise the necessary capital for acquisition or development.

Future Development Financing Strategy:

In the future, we hope to fund the majority of our new establishment locations through the selling of a minority interest in the new establishments through the sale of up to 49% of the equity or through limited partnerships. This minority interest is hoped to be sold to either individual investors who wish to invest directly into an establishment or into a fund or partnership that will be funded by investors wishing to diversify their investment over a number of establishments that the fund or partnership may invest in. This proposed fund is planned to be formed by LIVESTAR exclusively for LIVESTAR establishments. The Company has begun the establishment of an internal corporate finance department and external network or syndicate of investment advisors, investment bankers and broker dealers that will raise capital via the direct investments strategy and/or form the fund or partnership that will raise capital through the fund or partnership strategy. This planned internal corporate finance department has commenced development through the recent formation of LIVESTAR Entertainment Capital Corporation. It is planned that investors under this strategy are planned to receive cash dividends and some capital stock or warrants in the Company.

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

The result of this is that as our cash flow may grow as our dilution may slow. More specifically, we have developed comprehensive business and financial plans that result in our development of a network of entertainment establishments that should operate on a cash positive basis and without incurring substantial dilution to stockholders such that the Company can possibly increase its overall valuation substantially. This possible increase in the Company’s overall valuation may be accomplished by using the positive cash flow to buy back the Company’s common stock from the public float. There is no current plans to implement a stock buy back program, although one is intended over the long-term and will only be implemented based on the success of the foregoing and solely of the discretion of the Company’s management and board of directors.

In addition to the above we plan we plan to invite direct investments into the Company to provide funds for general corporate purposes.

CAPITAL REQUIREMENTS

We believe that the first acquisition or development of an entertainment establishment will require approximately a minimum of $500,000 for the transaction, plus approximately $100,000 in legal, accounting and administrative expenses. In addition our first acquisition or development will require a minimum of another $400,000 for working capital and general corporate purposes. This is a minimum total of approximately $1,000,000 that will be required in the next quarter during which we are hoping to make the first acquisition or development. In the following 3 months, we plan to execute one or two additional acquisitions or developments. We believe that the cost of a second and third acquisition or development project will be approximately a minimum of $1,000,000 each and that approximately another $500,000 minimum each will be required for the same purposes as listed above for the first acquisition or development and for working capital and general corporate purposes. Thus, we anticipate needing a minimum of $4,000,000 of investment capital during the next six months.

After the first two acquisitions or development projects, we intend to develop other entertainment establishments from initial build-out rather than from acquisitions. Our plan is to open two additional entertainment establishments by the end of 2004 and we anticipate that additional funding (approximately $1,000,000) will be required to accomplish this. Management anticipates that funding requirements for this plan will be less than the overall cost of opening these nightclubs, since the revenues from the first two or three nightclubs is expected to generate enough positive cash flow to reduce the level of external capital required. We have developed comprehensive business and financial plans that result in our development of a network of entertainment establishments that should operate on a cash positive basis and hopefully without incurring substantial dilution to stockholders such that the Company can possibly increase its overall valuation substantially. The Company believes it will require approximately $1,000,000 to grow its live events business unit, including the cost of acquisitions or development and their subsequent integration and for the venture development of other potential lines of business for 2004. The total additional working capital financing described in this section is planned to also include the development of other synergistic business units such as, including but not limited to, membership services, brand licensing and merchandising.

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

If needed capital investment for our acquisitions or developments is not available, in whole or in part, we intend to delay the implementation plan regarding our acquisitions or development plans until sufficient investment capital becomes available. We cannot give any assurances that we will raise sufficient investment capital to meet the business plan. In addition to delays to the implementation plan regarding our acquisition or development plans due to insufficiency of investment capital, we may suffer other consequences, including but not limited to the following: We may have to significantly alter the scope and/or direction of our business plan and subsequent capital requirements; we may have to suspend or discontinue operations of one or more of our business units; or we may have to suspend or discontinue operations of the Company if we become insolvent as a result.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During June 2004, the Company issued 60, 000,000 shares of its previously authorized, but unissued preferred series B stock. The shares were issued in settlement of a debt with an officer of the Company. The transaction was valued at $0.0017 per share for a total consideration of $102,000. The transaction was an isolated transaction with an individual having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)     We held an Annual General Meeting of our shareholders (the “Annual General Meeting”) on June 25, 2004 for the fiscal year ended December 31, 2003.

(b)     Please refer to Item 4(C)(i) below.

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

Votes for Votes against Votes abstaining	3,805,727,914 245,000 6,125,200

(ii)     The board of directors of the corporation requested the shareholders of the corporation approve the amendments to the articles of incorporation to increase the number of authorized common shares from 1,000,000,000 shares to 10,000,000,000 shares.

Votes for Votes against Votes abstaining	3,798,297,324 13,790,790 10,000

(iii)     In further connection with the notice of the meeting, the board of directors of the corporation requested the shareholders of the corporation approve the following Livestar Entertainment Group, Inc. stock plans:

1)	Employee Stock Incentive Plan for the Year 2003 approved by the board of directors on September 5, 2003 with 30,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

2)	Employee Stock Incentive Plan for the Year 2003 No. 2 approved by the board of directors on October 15, 2003 with 55,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan; and

3)	Employee Stock Incentive Plan for the Year 2004 approved by the board of directors on January 29, 2004 with 100,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

Votes for Votes against Votes abstaining	3,798,097,724 13,980,390 20,000

(d) Not applicable

Item 5. Other Information

None.

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

(b) Reports on Form 8-K

On June 4, 2004, the Company filed a report on Form 8-K/A. This filing further amends the original Form 8-K report filed on August 11, 2003, and states under Item 5 that the Registrant was unable to obtain an audit of the prior business operations of the Sequel as required by the rules and regulations of the Security and Exchange Commission. Upon that realization it then became necessary to renegotiate the contemplated business transaction. The Registrant then determined to operate the Sequel through a business lease arrangement.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

LIVESTAR Entertainment Group, Inc.

Date: August 23, 2004

By: /s/ Ray Hawkins Ray Hawkins, President and Chief Executive Officer By: ;/s/ Edwin Kwong Edwin Kwong, Principal Accounting Officer and Chief Financial Officer