Form 10QSB/A
period 2004-06-30
LIVESTAR ENTERTAINMENT GROUP INC
filed 2004-08-25
CIK 1088199

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

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30 2004	DECEMBER 31 2003
ASSETS
Current
Cash	$--	$14,892
Accounts receivable	820	--
Goods and Services Tax recoverable	3,984	6,621
Prepaid expense	156,278	78,471
Inventory	10,072	--

	171,154	99,984
Capital Assets (Note 4)	17,741	6,729
Advances Receivable	--	281,219

	$188,895	$387,932

LIABILITIES
Current
Bank indebtedness	$34,838	$--
Accounts payable	1,431,187	1,530,926
Loans and advances payable (Note 7)	467,394	397,913

	1,933,419	1,928,839

STOCKHOLDERS' DEFICIENCY
Share Capital
Authorized:
1,000,000,000 common shares, par value $0.0001 per share
200,000,000 preferred shares, par value $0.0001 per share
Issued and outstanding:
904,468,337 common shares at June 30, 2004 and 208,468,337 at
December 31, 2003	90,447	28,047
60,875,000 preferred shares at June 30, 2004 and December
31, 2003	6,088	88
Additional paid-in capital	3,282,560	2,309,897
Deficit	(5,123,619)	(3,878,939)

	(1,744,524)	(1,540,907)

	$188,895	$387,932

LIVESTAR ENTERTAINMENT GROUP INC. "(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30 2004 2003		SIX MONTHS ENDED JUNE 30 2004 2003		INCEPTION OCTOBER 12 2000 TO JUNE 30 2004
Revenue
Live events	$9,955	$502	$68,055	$502	$77,555
Night Clubs	103,264	--	103,264	--	103,264

	113,219	502	171,319	502	180,819

Expenses
Administrative services	5,616	2,327	6,672	4,594	168,388
Amortization	851	598	1,440	1,114	19,858
Business development	422,503	128,645	422,503	149,645	1,488,722
Consulting	248,108	50,539	352,548	100,539	1,024,050
Equipment leases	2,065	--	11,466	--	47,262
Investor relations	11,693	1,546	11,693	1,841	458,717
Marketing	11,339	--	18,639	--	55,028
Media design	993	14	2,164	194	87,474
Night club operating costs	120,714	--	120,714	--	120,714
Office, rent and sundry	41,802	28,456	70,610	61,001	448,448
Professional fees	79,440	24,585	116,517	32,026	486,284
Software development	--	--	--	--	855,135
Travel	22,335	688	45,929	1,184	196,293
Wages and benefits	117,146	--	235,104	--	348,891

	1,084,605	237,398	1,415,999	352,138	5,805,264

Loss Before The Following	971,386	236,896	1,244,680	351,636	5,624,445
Forgiveness Of Debt	--	--	--	--	(46,655)
Write Down Of Investment	--	--	--	--	6,750
Minority Interest In Loss Of
Subsidiary	--	--	--	--	(219)

Loss From Continuing Operations
	971,386	236,896	1,244,680	351,636	5,584,321
Gain On Disposition Of Subsidiary
	--	--	--	--	(419,427)
Gain From Discontinued Operations
	--	--	--	--	(53,629)

Net Loss For The Period	$971,386	$236,896	$1,244,680	$351,636	$5,111,265

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (Continued)
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30 2004 2003		SIX MONTHS ENDED JUNE 30 2004 2003
Net Loss Per Share Before
Discontinued Operations, Basic
and diluted	$ 0.01	$ 0.01	$ 0.01	$ 0.01

Net Loss Per Share, Basic and
diluted	$ 0.01	$ 0.01	$ 0.01	$ 0.01

Weighted Average Number Of Common
Shares Outstanding	435,035,465	79,994,738	362,386,150	57,640,620

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30 2004 2003		SIX MONTHS ENDED JUNE 30 2004 2003		INCEPTION OCTOBER 12 2000 TO JUNE 30 2004
Cash Flows From Operating Activities
Loss for the period from continuing
operations	$(971,386)	$(236,896)	$(1,244,680)	$(351,636)	$(5,584,321)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Amortization	851	598	1,440	1,114	19,858
Stock based compensation	51,339	--	96,117	--	161,210
Issue of common stock for expenses	182,500	62,400	182,500	114,900	892,590
Write down of investment	--	--	--	--	6,750
Minority interest in loss of subsidiary	--	--	--	--	(219)
Accounts receivable	3,760	--	(820)	--	(820)
Goods and Services Tax recoverable	3,904	1,609	2,637	2,971	(3,983)
Prepaid expense	(70,868)	11,389	(77,807)	(35,794)	(156,278)
Inventory	(10,072)	--	(10,072)	--	(10,072)
Accounts payable	(23,806)	139,563	2,261	227,726	2,200,021

	(833,778)	(8,212)	(1,048,424)	(27,594)	(2,475,264)

Cash Flows From Investing Activities
Net asset deficiency of legal parent at
date of reverse take-over transaction
	--	--	--	--	(12,355)
Purchase of capital assets	(12,085)	--	(12,452)	--	(57,617)
Advances receivable	399,198	--	281,219	--	200,000

	387,113	--	268,767	--	130,028

Cash Flows From Financing Activities
Loans and advances payable	81,828	8,152	171,481	21,031	845,947
Shares issued for cash	290,923	8,045	558,446	8,045	1,293,280
Share subscriptions received	--	(8,045)	--	(1,450)	--

	372,751	8,152	729,927	27,626	2,139,227

Increase (Decrease) In Cash	(73,914)	(60)	(49,730)	32	(206,009)
Net Cash From Discontinued Operations
	--	--	--	--	53,630
Cash Acquired On Acquisition Of Subsidiary
	--	--	--	--	117,541
Cash, Beginning Of Period	39,076	124	14,892	32	--

Cash (Bank Indebtedness), End Of Period
	$(34,838)	$64	$(34,838)	$64	$(34,838)

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)
(Statedin U.S. Dollars)

SUPPLEMENTAL OF CASH FLOW INFORMATION

During the period ended June 30, 2004, the Company issued 51,000,000 common shares to settle $102,000 in accounts payable, and 60,000,000 Series B convertible preferred shares on conversion of $102,000 loans payable.

During the period ended June 30, 2003, the Company issued 3,672,560 common shares on conversion of $13,541 of loans payable, and 14,162,573 common shares to settle $43,391 in accounts payable.

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

	PREFERRED STOCK SHARES AMOUNT		COMMON STOCK SHARES AMOUNT		ADDITIONAL PAID-IN CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2001	--	$--	14,614,724	$1,462	$109,744	$(1,703,603)	$(1,592,397)
Shares issued for debt	--	--	11,163,816	1,116	268,026	--	278,142
Shares issued for services	--	--	13,845,000	1,384	283,606	--	275,990
Shares issued for cash and notes receivable	--	--	7,861,250	787	461,912	--	462,699
Shares cancelled	--	--	(1,830,000)	(183)	(61,204)	--	(61,387)
Forgiveness of shareholder debt	--	--	--	--	25,000	--	25,000
Loss for the year	--	--	--	--	--	(1,265,480)	(1,265,480)

Balance, December 31, 2002	--	--	45,654,790	4,566	1,087,084	(2,969,083)	(1,877,433)
Shares issued for debt	--	--	76,591,880	7,659	236,606	--	244,265
Shares issued for services	--	--	92,620,000	9,262	407,638	--	416,900
Shares issued for cash	--	--	65,601,667	6,560	363,564	--	370,124
Shares issued	1,000,000	100	--	--	199,900	--	200,000
Shares redeemed	(125,000)	(12)	--	--	(49,988)	--	(50,000)
Stock based compensation	--	--	--	--	65,093	--	65,093
Loss for the year	--	--	--	--	--	(909,856)	(909,856)

Balance, December 31, 2003	875,000	88	280,468,337	28,047	2,309,897	(3,878,939)	(1,540,907)
Shares issued for debt	--	--	51,000,000	5,100	96,900	--	102,000
Shares issued for services	--	--	130,000,000	13,000	169,500	--	182,500
Shares issued for cash	--	--	443,000,000	44,300	514,146	--	558,446
Shares issued for debt	60,000,000	6,000	--	--	96,000	--	102,000
Stock based compensation	--	--	--	--	96,117	--	96,117
Loss for the period	--	--	--	--	--	(1,244,680)	(1,244,680)

Balance, June 30, 2004	60,875,000	$6,088	904,468,337	$90,447	$3,282,560	$(5,123,619)	$(1,744,524)

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

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

2.     NATURE OF OPERATIONS (Continued)

c)     Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at June 30, 2004, has a working capital deficiency of $1,762,265. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

e)     Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

f)     Amortization

Capital assets are being amortized on the declining balance basis at the following rates:

Computer equipment	30%
Leasehold improvements	6.6	7%
Computer software	100%
Office furniture and equipment	20%

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

4. CAPITAL ASSETS

	COST	2004 ACCUMULATED AMORTIZATION	NET BOOK VALUE	2003 NET BOOK VALUE
Computer equipment	$14,897	$7,713	$7,184	$5,490
Leasehold improvements	6,731	114	6,617	--
Computer software	456	456	--	--
Office furniture and equipment	6,412	2,472	3,940	1,239

	$28,496	$10,755	$17,741	$6,729

5. STOCK OPTIONS AND WARRANTS OUTSTANDING

      Stock Options

        As at June 30, 2004, options were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE
200,000	$ 0.10	September 5, 2004
380,000	$ 0.10	February 8, 2005

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

5.     STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

      Stock Options (Continued)

        In accordance with the vesting provisions of these agreements, 580,000 stock options are exercisable at June 30, 2004.

        A summary of the changes in stock options for the period ended June 30, 2004 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Balance, December 31, 2001	1,281,500	$ 0.22
Granted	9,475,000	0.12
Exercised	(5,600,000)	(0.13)
Expired	(3,953,500)	(0.12)

Balance, December 31, 2002	1,203,000	0.14
Granted	67,000,000	0.01
Exercised	(62,000,000)	(0.01)
Expired	(623,000)	(0.18)

Balance, December 31, 2003	5,580,000	0.01
Granted	438,000,000	0.01
Exercised	(443,000,000)	(0.01)

Balance, June 30, 2004	580,000	$ 0.01

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

5.     STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

      Share Purchase Warrants

        As at June 30, 2004, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE
1,882,355	$ 0.25
1,332,000	$ 0.10
2,230,000	$ 0.50
168,795	$ 3.00
567,500	$ 0.75
420,000	$ 0.20
100,000	$ 0.40
340,000	$ 0.06
100,000	$ 1.00
1,648,750	$ 0.01

        The warrants expire between September 4, 2004 and January 17, 2006.

        A summary of the changes in share purchase warrants for the period ended June 30, 2004 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Balance, December 31, 2001	1,944,650	$ 0.47
Granted	5,476,000	0.37
Exercised	(180,000)	(0.20)
Cancelled	(100,000)	(0.06)

Balance, December 31, 2002	7,140,650	0.41
Granted	1,648,750	0.01

Balance, December 31, 2003 and June 30, 2004	8,789,400	$ 0.33

LIVESTAR ENTERTAINMENT GROUP INC.
A Development Stage Company)

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

	2004	2003
Net loss, as reported	$(804,728)	$(351,636)
Add: Stock based compensation expense included in net loss, as
reported	96,117	--
Deduct: Stock based compensation expense determined under fair value
method	(248,461)	--

Net loss, pro-forma	$(957,072)	$(351,636)

Net loss per share (basic and diluted), as reported	$ (0.01)	$ (0.01)

Net loss per share (basic and diluted), pro-forma	$ (0.01)	$ 0.01)

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)
(Stated in U.S. Dollars)

7. LOANS AND ADVANCES PAYABLE

Loans and advances payable are interest free and are repayable within one year. Certain of the loans and advances are convertible to common shares as follows:

AMOUNT	CONVERSION PRICE	CONVERSION AFTER
$ 11,570	$ 0.12	August 31, 2002
$ 1,000	$ 0.02	September 14, 2002
$ 400	$ 0.02	August 31, 2003
$263,087	$ 0.02	June 30, 2004
$107,321	$ 0.05	June 30, 2004

8.	RELATED PARTY TRANSACTIONS

a)	Included in accounts payable at June 30, 2004 is $520,568 (2003 — $476,811) owing to directors or companies controlled by a director.

b)	Included in loans and advances payable at June 30, 2004 is $370,416 (2003 — $370,605) owing to directors or a company controlled by a director.

c)	During the period ended June 30, 2004, the Company incurred $30,000 (2003 — $50,001) in consulting and business development expenses with directors, or a company controlled by a director.

9.	COMMITMENTS

a)	During the year ended December 31, 2002, the Company executed Management Services Memorandums with three key directors/officers which were effective January 1, 2002. In addition to total signing bonuses of $258,000 which have no specific payment date and are payable in cash or shares of the Company or its subsidiary, RAHX, Inc., the memorandums provide for performance bonuses and total annual compensation as follows:

Year ended December 31, 2004	$200,000
Year ended December 31, 2005	$200,000
Year ended December 31, 2006	$200,000

b)	In connection with its nightclub operation, the Company has leased real estate for a five year term at an annual rate of $52,946.

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

        During the six month period ended June 30, 2004, the Company incurred operational expenses of $1,415,999. These operating expenses included: business development & consulting fees of $775,051, wages and benefits of $ 235,104, and professional fees of $116,517 for the six month period ending June 30, 2004. The company continues to incur significant consulting costs, which includes business development, in its effort to realize its business strategy and its business plan.

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

        For the three month period ended June 30, 2004, the Company incurred operational expenses of $1,084,605, as compared to $237,398 during the same period in 2003. These operating expenses included: consulting fees and business development expenses $670,611 and $179,184; wages & benefits of $117,146 and $0, and professional fees of $79,440 and $24,585 for the three month period ended June 30, 2004, and 2003, respectively. The increase in expenses from June 30, 2004 as compared to the same period in 2003 is due to the increased level of business and operating activities in the Company.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During May 2004, the Company issued 60, 000,000 shares of its previously authorized, but unissued preferred series B stock. The shares were issued in settlement of a debt with an officer of the Company. The transaction was valued at $0.0017 per share for a total consideration of $102,000. The transaction was an isolated transaction with an individual having a close affiliation with us and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

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