Form 10QSB
period 2004-09-30
LIVESTAR ENTERTAINMENT GROUP INC
filed 2004-11-22
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ____________

Commission File No. 000-27233

LIVESTAR ENTERTAINMENT GROUP, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	98-0204736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

(2)	has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of September 30, 2004
$0.0001 par value Common Stock	185,864,682

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ]

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

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

        RESULTS OF OPERATIONS

        FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004

        For the three-month period ended September 30, 2004, the Company earned revenues of $100,187. The revenues were related to ticket sales from concert productions through the Company’s live events business, from beverage sales and entry fees from the Company’s venues business.

        During the three month period ended September 30, 2004, the Company incurred operational expenses of $728,463. These operating expenses included: consulting fees of $246,062, $68,282 in wages and benefits, and professional fees of $65,412 for the three month period ending September 30, 2004. The company continues to incur significant consulting costs, which includes business development, in its effort to realize its business strategy and its business plan.

        During the three month period ended September 30, 2004, the Company incurred a net loss from operations of $676,030.

        FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004, COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003.

        For the three month period ended September 30, 2004, the Company earned revenues of $100,187, as compared to revenues of $0 for the same period ended September 30, 2003. The revenues in 2004 are realized from continued efforts in our Live Events business and our Venues business that began in 2003.

        For the three month period ended September 30, 2004, the Company incurred operational expenses of $728,463, as compared to $395,833 during the same period in 2003. These operating expenses included: consulting fees and business development expenses $220,679 and $ 258,008; wages & benefits of $68,282 and $1,755, and professional fees of $65,412 and $119,391 for the three month period ended September 30, 2004, and 2003, respectively. The variation in expenses from September 30, 2004 as compared to the same period in 2003 is due to the increased level of business and operating activities in the Company.

        The Company incurred a net loss from operations of $676,030 for the fiscal quarter ended September 30, 2004, as compared to $395,833 for the same period in 2003.

Liquidity and Financial Condition As Of September 30, 2004

        We had cash-on hand of totaling $0 as of September 30, 2004.

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

After the first two acquisitions or development projects, we intend to develop other entertainment establishments from initial build-out rather than from acquisitions. Our plan is to open the minimum of two additional entertainment establishments by the end of 2005 and we anticipate that additional funding (approximately $1,000,000) will be required to accomplish this. Management anticipates that funding requirements for this plan will be less than the overall cost of opening these nightclubs, since the revenues from the first two or three nightclubs is expected to generate enough positive cash flow to reduce the level of external capital required. We have developed comprehensive business and financial plans that result in our development of a network of entertainment establishments that should operate on a cash positive basis and hopefully without incurring substantial dilution to stockholders such that the Company can possibly increase its overall valuation substantially. The Company believes it will require approximately $1,000,000 to grow its live events business unit, including the cost of acquisitions or development and their subsequent integration and for the venture development of other potential lines of business for 2004 or 2005. The total additional working capital financing described in this section is planned to also include the development of other synergistic business units such as, including but not limited to, membership services, brand licensing and merchandising.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In October 2004, Traci Niederriter filed a lawsuit in the Lynchburg General District Court for the Commonwealth of Virginia. The action concerned an alleged claim for unpaid wages of an employee of RRUN Labs, Inc., a subsidiary of LIVESTAR Entertainment Group, Inc. The amount of the lawsuit is $6,862.03, not including interest accruing from October 30, 2001 plus court costs and attorney fees of $679.50.

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

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

In August 2004, our majority shareholder voted their holding of approximately 58% (3,002,592,324) of the voting power of the outstanding shares of the Company’s Common and Preferred Stock (par value $0.0001) to approve the following:

The reverse split of the Company’s Common and Preferred Stock (par value $0.0001) so that upon effectuation of the split, one (1) New Share of the Company’s Common and Preferred Stock will be issued for up to each thousand (1,000) shares of the Company’s Common and Preferred Stock currently issued and outstanding with each fractional share rounded up to the next whole share (the “Reverse Split”).

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

None.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

LIVESTAR Entertainment Group, Inc.

Date: November 22, 2004

By: /s/ Ray Hawkins
Ray Hawkins, President and Chief Executive Officer

By: /s/ Edwin Kwong
Edwin Kwong, Principal Accounting Officer and Chief Financial Officer

LIVESTAR ENTERTAINMENT
GROUP INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30 2004	DECEMBER 31 2003
ASSETS
Current
Cash	$--	$14,892
Accounts receivable	1,069	--
Goods and Services Tax recoverable	13,975	6,621
Prepaid expense	212,428	78,471
Inventory	9,365	--

	236,837	99,984
Capital Assets (Note 4)	24,681	6,729
Advances Receivable	--	281,219

	$261,518	$387,932

LIABILITIES
Current
Bank indebtedness	$117,020	$--
Accounts payable	1,707,341	1,530,926
Loans and advances payable (Note 7)	384,623	397,913

	2,208,984	1,928,839

STOCKHOLDERS' DEFICIENCY
Share Capital
Authorized:
10,000,000,000 common shares, par value $0.0001 per share
2,000,000,000 preferred shares, par value $0.0001 per share
Issued and outstanding:
185,864,682 common shares at September 30, 2004 and 280,468
at December 31, 2003	18,586	28
60,875 preferred shares at September 30, 2004 and 875
at December 31, 2003	6	--
Additional paid-in capital	3,833,591	2,338,004
Deficit	(5,799,649)	(3,878,939)

	(1,947,466)	(1,540,907)

	$261,518	$387,932

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30		INCEPTION OCTOBER 12 2000 TO SEPTEMBER 30
	2004	2003	2004	2003	2004
Revenue
Live events	$4,553	$--	$72,608	$502	$82,108
Night clubs	95,634	--	198,898	--	198,898

	100,187	--	271,506	502	281,006
Cost Of Sales	(37,754)	--	(37,754)	--	(37,754)

	62,433	--	233,752	502	243,252

Expenses
Administrative services	9,596	1,139	16,268	5,733	177,984
Amortization	940	578	2,380	1,692	20,798
Business development	(25,383)	208,000	397,120	357,645	1,463,339
Consulting	246,062	50,008	598,610	150,547	1,270,112
Equipment leases	(11,466)	--	--	--	35,796
Investor relations	6,702	2,815	18,395	4,656	465,419
Marketing	(13,978)	--	4,661	--	41,050
Media design	(2,164)	1,153	--	1,347	85,310
Night club operating costs	222,658	--	343,372	--	343,372
Office, rent and sundry	118,533	9,419	189,143	70,420	566,981
Professional fees	65,412	119,391	181,929	151,417	551,696
Software development	--	--	--	--	855,135
Travel	53,269	1,575	99,198	2,759	249,562
Wages and benefits	68,282	1,755	303,386	1,755	417,173

	738,463	395,833	2,154,462	747,971	6,543,727

Loss Before The Following	676,030	395,833	1,920,710	747,469	6,300,475
Forgiveness Of Debt	--	(32,400)	--	(32,400)	(46,655)
Write Down Of Investment	--	--	--	--	6,750
Minority Interest In Loss Of Subsidiary
	--	--	--	--	(219)

Loss From Continuing Operations	676,030	363,433	1,920,710	715,069	6,260,351
Gain On Disposition Of Subsidiary
	--	--	--	--	(419,427)
Gain From Discontinued Operations
	--	--	--	--	(53,629)

Net Loss For The Period	$676,030	$363,433	$1,920,710	$715,069	$5,787,295

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30		INCEPTION OCTOBER 12 2000 TO SEPTEMBER 30
	2004	2003	2004	2003	2004
Net Loss Per Share Before Discontinued
Operations, Basic and diluted
	$ 0.01	$ 0.01	$ 0.01	$0.01

Net Loss Per Share, Basic and diluted
	$ 0.01	$ 0.01	$ 0.01	$0.01

Weighted Average Number Of Common Shares
Outstanding	6,083,449	137,445	5,741,783	89,316

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED SEPTEMBER 30		INCEPTION OCTOBER 17 2000 TO SEPTEMBER 30
	2004	2003	2004
Cash Flows From Operating Activities
Loss for the period from continuing operations	$(1,920,710)	$(715,069)	$(6,260,351)
Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activities
Amortization	2,380	1,692	20,798
Stock based compensation	164,006	--	229,099
Issue of common stock for expenses	203,000	416,900	913,090
Write down of investment	--	--	6,750
Minority interest in loss of subsidiary	--	--	(219)
Accounts receivable	(1,069)	--	(1,069)
Goods and Services Tax recoverable	(7,353)	4,893	(13,973)
Prepaid expense	(133,957)	(1,717)	(212,428)
Notes receivable	--	13,125	--
Inventory	(9,365)	--	(9,365)
Accounts payable	278,414	226,925	2,476,174

	(1,424,654)	(53,251)	(2,851,494)

Cash Flows From Investing Activities
Net asset deficiency of legal parent at date of
reverse take-over transaction	--	--	(12,355)
Purchase of capital assets	(20,332)	--	(65,497)
Advances receivable	281,219	--	200,000

	260,887	--	122,148

Cash Flows From Financing Activities
Loans and advances payable	88,710	28,712	763,176
Shares issued for cash	943,145	100,355	1,677,979
Share subscriptions received	--	7,000	--

	1,031,855	136,067	2,441,155

Increase (Decrease) In Cash	(131,912)	82,816	(288,191)
Net Cash From Discontinued Operations	--	--	53,630
Cash Acquired On Acquisition Of Subsidiary	--	--	117,541
Cash, Beginning Of Period	14,892	32	--

Cash (Bank Indebtedness), End Of Period	$(117,020)	$82,848	$(117,020)

SUPPLEMENTAL OF CASH FLOW INFORMATION

During the period ended September 30, 2004, the Company issued 51,000 common shares to settle $102,000 in accounts payable, and 60,000 Series B convertible preferred shares on conversion of $102,000 of loans payable.

During the period ended September 30, 2003, the Company issued 3,673 common shares on conversion of $13,541 of loans payable, and 26,888 common shares to settle $85,153 in accounts payable.

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Stated in U.S. Dollars)

	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2001	--	$--	14,615	$1	$111,205	$(1,703,603)	$(1,592,397)
Shares issued for debt	--	--	11,164	1	278,141	--	278,142
Shares issued for services	--	--	13,845	1	275,989	--	275,990
Shares issued for cash and notes receivable	--	--	7,861	1	462,698	--	462,699
Shares cancelled	--	--	(1,830)	--	(61,387)	--	(61,387)
Forgiveness of shareholder debt	--	--	--	--	25,000	--	25,000
Loss for the year	--	--	--	--	--	(1,265,480)	(1,265,480)

Balance, December 31, 2002	--	--	45,655	4	1,091,646	(2,969,083)	(1,877,433)
Shares issued for debt	--	--	76,592	8	244,257	--	244,265
Shares issued for services	--	--	92,620	9	416,891	--	416,900
Shares issued for cash	--	--	65,601	7	370,117	--	370,124
Shares issued	1,000	--	--	--	200,000	--	200,000
Shares redeemed	(125)	--	--	--	(50,000)	--	(50,000)
Stock based compensation	--	--	--	--	65,093	--	65,093
Loss for the year	--	--	--	--	--	(909,856)	(909,856)

Balance, December 31, 2003	875	--	280,468	28	2,338,004	(3,878,939)	(1,540,907)
Shares issued for debt	--	--	51,000	5	101,995	--	102,000
Shares issued for services	--	--	25,130,000	2,513	200,487	--	203,000
Shares issued for cash	--	--	160,403,214	16,040	927,105	--	943,145
Shares issued for debt	60,000	6	--	--	101,994	--	102,000
Stock based compensation	--	--	--	--	164,006	--	164,006
Loss for the period	--	--	--	--	--	(1,920,710)	(1,920,710)

Balance, September 30, 2004	60,875	$6	185,864,682	$18,586	$3,833,591	$(5,799,649)	$(1,947,466)

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto.

2. NATURE OF OPERATIONS

a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 12, 2000.

On September 1, 2004, the Company consolidated its issued and outstanding share capital on the basis of one share for every 1,000 previously held shares.

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

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

2.     NATURE OF OPERATIONS (Continued)

      c) Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at September 30, 2004, has a working capital deficiency of $1,972,146. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

f) Amortization

Capital assets are being amortized on the declining balance basis at the following rates:

Computer equipment	30.00%
Leasehold improvements	6.67%
Computer software	100.00%
Office furniture and equipment	20.00%

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

4. CAPITAL ASSETS

	2004			2003
	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE	NET BOOK VALUE
Computer equipment	$14,897	$8,303	$6,594	$5,490
Leasehold improvements	14,724	487	14,237	--
Computer software	456	456	--	--
Office furniture and equipment	6,412	2,561	3,850	1,239

	$36,489	$11,807	$24,681	$6,729

5. STOCK OPTIONS AND WARRANTS OUTSTANDING

      Stock Options

As at September 30, 2004, options were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE
380	$1.00	February 8, 2005
1,200,000	$0.00	September 13, 2014
1,200,000	$0.00	September 15, 2014
4,000,000	$0.00	September 20, 2014
36,000,000	$0.00	September 23, 2014
90,000,000	$0.00	September 26, 2014
180,000,000	$0.00	September 28, 2014
240,000,000	$0.00	September 29, 2014

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

5.     STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

      Stock Options (Continued)

In accordance with the vesting provisions of these agreements, 552,400,380 stock options are exercisable at September 30, 2004.

A summary of the changes in stock options for the period ended September 30, 2004 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Balance, December 31, 2001	1,282	$2.20
Granted	9,475	1.20
Exercised	(5,600)	(1.30)
Expired	(3,954)	(1.20)

Balance, December 31, 2002	1,203	1.40
Granted	67,000	0.10
Exercised	(62,000)	(0.10)
Expired	(623)	(0.18)

Balance, December 31, 2003	5,580	0.10
Granted	712,798,000	0.01
Exercised	(160,403,000)	(0.01)
Expired	(200)	(1.00)

Balance, September 30, 2004	552,400,380	$0.01

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

5.     STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

      Share Purchase Warrants

As at September 30, 2004, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE
1,882	$2.50
1,332	$1.00
2,230	$5.00
169	$30.00
568	$7.50
420	$2.00
100	$4.00
340	$0.60
100	$10.00
1,649	$0.10

The warrants expire between October 1, 2004 and January 17, 2006.

A summary of the changes in share purchase warrants for the period ended September 30, 2004 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Balance, December 31, 2001	1,945	$4.70
Granted	5,476	3.70
Exercised	(180)	(2.00)
Cancelled	(100)	(0.60)

Balance, December 31, 2002	7,141	4.10
Granted	1,648	0.10

Balance, December 31, 2003	8,789	3.30
Expired	(500)	(1.00)

Balance, September 30, 2004	8,289	$2.90

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

6. STOCK BASED COMPENSATION

On January 30, 2004, March 5, 2004, May 6, 2004, June 28, 2004 and August 2, 2004 respectively, the Board of Directors approved the Employee Stock Incentive Plan for the Year 2004 No. 1, No. 2, No. 3, No. 4 and No. 5 under which designated officers and employees of the Company and its subsidiaries may be granted stock options. The Company may grant options to acquire up to 5,850,000 shares of common stock under the plans.

Employee Stock Incentive Plan for year 2004, No. 4 also approved the issue to non-employees, directors and consultants of up to 350,000 shares of common stock at a price of $0.70 for fees for services performed or to be performed.

Employee Stock Incentive Plan for year 2004, No. 5 also approved the issue to employees, directors and consultants of up to 1,000 shares of common stock at a price of $0.20 for fees for services performed or to be performed.

During the period ended September 30, 2004, the Company granted stock options to officers and employees to acquire up to 712,798,000 shares of common stock at weighted average exercise prices of $0.01 per share, expiring up to June 2014. All of these options vest immediately.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.20%, expected volatility ranging from 29% to 1,252%, an expected option life of one week, and no expected dividends. Had the Company determined compensation cost based on the fair value at the date of grant for its employees stock options, the net loss would have increased by $623,056 for the period ended September 30, 2004. During the period ended September 30, 2004, the Company recognized stock based compensation for the intrinsic value of employee awards in the amount of $164,006.

	2004	2003
Net loss, as reported	$(1,920,710)	$(715,069)
Add: Stock based compensation expense included in net loss, as
reported	164,006	--
Deduct: Stock based compensation expense determined under fair value
method	(787,062)	--

Net loss, pro-forma	$(2,543,766)	$(715,069)

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

6.     STOCK BASED COMPENSATION (Continued)

	2004	2003
Net loss per share (basic and diluted), as reported	$(0.01)	$(0.01)

Net loss per share (basic and diluted), pro-forma	$(0.01)	$(0.01)

7. LOANS AND ADVANCES PAYABLE

Loans and advances payable are interest free and are repayable within one year. Certain of the loans and advances are convertible to common shares as follows:

AMOUNT	CONVERSION PRICE	CONVERSION AFTER
$11,570	$1.20	August 31, 2002
$1,000	$0.20	September 14, 2002
$400	$0.20	August 31, 2003
$263,087	$0.20	June 30, 2004
$107,321	$0.50	June 30, 2004

8.RELATED PARTY TRANSACTIONS

a)	Included in accounts payable at September 30, 2004 is $519,368 (2003 — $519,936) owing to directors or companies controlled by a director.

b)	Included in loans and advances payable at September 30, 2004 is $271,252 (2003 — $378,710) owing to directors or a company controlled by a director.

c)	During the period ended September 30, 2004, the Company incurred $70,000 (2003 — $150,003) in consulting and business development expenses with directors, or a company controlled by a director.

LIVESTAR ENTERTAINMENT GROUP INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

9. COMMITMENTS

a)	During the year ended December 31, 2002, the Company executed Management Services Memorandums with three key directors/officers which were effective January 1, 2002. In addition to total signing bonuses of $258,000 which have no specific payment date and are payable in cash or shares of the Company or its subsidiary, RAHX, Inc., the memorandums provide for performance bonuses and total annual compensation as follows:

Year ended December 31, 2004	$200,000
Year ended December 31, 2005	$200,000
Year ended December 31, 2006	$200,000

b)	In connection with its nightclub operation, the Company has leased real estate for a five year term at an annual rate of $52,946.

10. SUBSEQUENT EVENTS

      Subsequent to September 30, 2004:

a)	The Company consolidated its issued and outstanding share capital on the basis of one share for every 2,000 previously held shares.

b)	The Company issued 80,000,000 shares of Series B preferred stock to a director for settlement of debt.

c)	The Company reduced the par value of common stock from $0.0001 per share to $0.00001 per share.