Form 10KSB/A
period 2003-12-31
LIVESTAR ENTERTAINMENT GROUP INC
filed 2004-12-03
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10KSB/A #2

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
Date: December 3, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Ray Hawkins
Ray Hawkins, Director
Principal Executive Officer
Date: December 3, 2004

/s/ Edwin Kwong
Edwin Kwong, Director
Principal Financial Officer
Principal Accounting Officer
Date: December 3, 2004

LIVESTAR ENTERTAINMENT GROUP INC.

(Formerly RRUN Ventures Network Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

AUDITORS’ REPORT

MORGAN & COMPANY
CHARTERED ACCOUNTANTS

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

Vancouver, B.C. April 7, 2004	"Morgan & Company" Chartered Accountants

Tel 604.687.5841 Fax 604.687.0075 www.morgan-cas.com	Member of ACPA International	P.O. Box 100007 Pacific Centre Suite 1488-700 West Gerogia Street Vancouver, B.C. V7Y 1A1

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