Form 10KSB
period 2004-12-31
Jupiter Global Holdings Corp
filed 2005-09-15
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 000-27233

JUPITER GLOBAL HOLDINGS, CORP.
(Exact name of Registrant as specified in its charter)

NEVADA	98-0204736
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

62 W. 8th Avenue, 4th Floor
Vancouver, British Columbia, Canada V5Y 1M7
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (604) 682-6541

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
Common stock authorized at $.0001 par value.

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for 2004 were $683,613.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 31, 2005 is $647,623. Our common stock is quoted at the present time. At July 31, 2005, our stock's closing price was $0.0004 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction.

The number of shares of the issuer's Common Stock outstanding as of July 31, 2005 was 1,619,057,020.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [ X ]

PART I

Item 1. Description of Business

CORPORATE HISTORY

United Management, Inc. was incorporated on January 29, 1997 under the laws of the State of Nevada. In December 2000, United entered into an agreement to merge with RRUN Ventures, Inc. by acquiring all of RRUN's issued and outstanding shares of capital stock. RRUN Ventures Inc. was founded in Vancouver, British Columbia in June of 2000 and incorporated in October 2000 under the laws of Nevada. Final approval of this merger was obtained from the shareholders in August, 2001. At the same time as the approval of the merger, United adopted its new name, RRUN Ventures Network, Inc. Also acquired in the merger was a majority shareholder position in RAHX, Inc., a Nevada corporation, which was incorporated in 2000 ("RAHX"). In September, 2001, JUPITER co-founded AXXUS Corporation, a Nevada Corporation, which was incorporated in September 2001. In August of 2002, the Company formed RVNI Management Ltd., a British Columbia Corporation, as a wholly owned subsidiary. In November of 2002 the Company divested of its AXXUS Corporation subsidiary. A discussion of the divestiture of AXXUS Corporation may be found in Form 8-K filed with the Commission on December 16, 2002. In June 2003, RRUN Ventures Network, Inc. changed its name to LIVESTAR ENTERTAINMENT GROUP, INC. as the Company began to purely development entertainment businesses. In the fiscal year 2004 the Company consolidated its common stock 1000:1 in September, 2004, and a second time consolidation of 2000:1 in November, 2004. In January 2005 the Company changed its name to JUPITER GLOBAL HOLDINGS, CORP. The Company changed its name to better reflect is shift from focusing solely on entertainment by implementing a diversification plan.

GENERAL OVERVIEW

JUPITER GLOBAL HOLDINGS, CORP. ("JPHC" or "JUPITER" or "the Company") is a holding company with interests and developments in a diverse number of growing industries such as the VoIP telecom industry, promotional marketing industry and entertainment industry.

During the fiscal year 2003 the Company implemented its plan of focusing mostly on entertainment businesses. During the fiscal year 2004 the Company continued the execution of its business plan of producing live events and developing and operating entertainment establishments. In the latter part of the final quarter of 2004 the Company began the implementation of a diversification plan to transition the company to a holding company structure with holdings in industries other that entertainment.

In January 2005 the Company changed its name to JUPITER GLOBAL HOLDINGS, CORP. to better reflect is shift from focusing solely on entertainment by implementing a diversification plan.

The following is an overview of the business operations of the Company under its diversification plan:

o
On December 28, 2004, the Company executed a joint venture agreement to develop a Voice Over Internet Protocol (VOIP) business called VOXBOX. The joint venture agreement resulted in the formation of VOXBOX Telecom, Inc. where the Company acquired 50% of VOXBOX Telecom, Inc. In June 2005 the Company restructured its holding in VOXBOX Telecom, Inc. with its joint venture partner Global Bancorp, Inc. whereas the Company sold its holding in VOXBOX Telecom, Inc. to Global Bancorp, Inc. for a minority to stake in Global Bancorp, Inc. a (Global Bancorp, Inc. is now called (VOXBOX World Telecom, Inc. and trades its common stock on the Pink Sheets under the ticker symbol VXBX)

o	The Company is currently negotiating to acquire other assets or businesses to aid in the development of its VoIP business.

o	On April 15, 2005 the Company executed an agreement to acquire 60% of Promostafffing.com LLC. (“Promo Staffing”), a business in the promotional marketing industry.

▪
Although the Company contractually closed the transaction to acquire Promo Staffing, the Company anticipates that the transaction may have to be voided due to unforeseen delays that have caused disputes between the Company and Promo Staffing, specifically the Company’s providing of financing post-closing to Promo Staffing, pursuant to the acquisition agreement underlying the transaction. In addition, pursuant to the agreement, the Company is responsible for providing audited financial statements of Promo Staffing within 75 days of the filing of the Form 8-K disclosing the acquisition. There have been delays in completion of the required audit as a result of delays caused by the accountants assigned to complete the Promo Staffing financial statements. Nonetheless, the Company is still working towards the filing of audited financial statements of Promo Staffing so that the transaction can be finalized in accordance with the rules of the Securities and Exchange Commission. The Company anticipates resolving any impending problems or disputes with Promo Staffing in order to overcome the issues that may result in a voiding of the transaction.

o
The Company currently has operations in the entertainment specifically live events through its LIVESTAR Entertainment Events International Inc. and LIVESTAR Entertainment Canada, Inc. wholly owned subsidiaries.. The Company is currently assessing its plan to continue business in the entertainment establishment industry due to the development of this line of business of being suspended by management of the Company in December 2004.

▪
In December 2004 the Company’s establishment business in terms of development and operations were suspended indefinitely. This overall suspension of operations and developments was done due to lack of capital to sustain operations and developments and also to provide management the opportunity to determine the role of its entertainment businesses in its diversification plan. Specifically, the operations of 1614718 Ontario Inc. operating under a business lease of the nightclub Sequel was discontinued in December 2004. The discontinuation of operations was due to a lack of capital to fund ongoing operations and continued disputes with the landlord regarding rents due and a new premises lease. These disputes with the landlord resulted in the landlord taking possession of the premises in December 2004. The Company is strongly considering plans to pursue legal remedies against the landlord for damages the Company feels may have been caused to it due to the landlord’s actions. The Company, in December 2004, also discontinued its development of the Elm Street establishment project in Toronto, Ontario. This discontinuation was a direct result of the lack of financing to continue and therefore complete the Elm Street project. Other establishment projects under negotiation or development such as the Manhattans restaurant project were also discontinued in late 2004. These other projects such as the Manhattan’s restaurant project were discontinued due to the lack of capital to continue and therefore complete the projects.

o	The Company is currently working to acquire other assets or businesses to add to its holdings.

CURRENT BUSINESS STRATEGY

Our business strategy is to build through venture development and acquisition a holding company with holdings in a diverse range of businesses.

Our overall implementation plan of this strategy is to build our lines of businesses through venture development, acquisitions and mergers.

The Company intends to initially focus investment capital it intends on the following lines of business and respective holdings:

1. VOIP Telecom

2. Promotional Marketing

3. Entertainment

Currently the Company's RAHX business unit is non-operational. RAHX houses several entertainment technology based concepts and properties that, based on the decision of management, may be terminated, or divested of. RAHX may also be used to house businesses core to, or related to, the Company’s live entertainment strategy. The Company’s RRUN Labs unit is non-operational and at the appropriate time may be wound-down.

Other subsidiaries may be formed to house certain business operations or synergistic secondary business operations.

As the Company progresses on its diversification plan, it may venture develop lifestyle businesses that synergize with its holdings. These other potential venture development businesses may include, but not be limited to, music, online entertainment, merchandising, membership services, and media publishing and filmed entertainment. Many of these potential venture development businesses were previously identified as being in the future plans for the Company. The Company is also reviewing potential acquisitions and venture development in other diverse industries such financial, technology and real estate.

REVENUE GENERATION

As a venture development and holding company JUPITER hopes to generate income through the following methods:

1.	Product Sales - sales of products and services generated via the JUPITER subsidiaries/business units.
2.	Administration Fees - JUPITER may charge its business units a number of fees that include: rent, utilities, leasing, corporate services.
3.	Revenue Sharing - as a method of return of investment from a business unit, JUPITER may directly share in the revenue generated by the unit.
4.	Dividends - at the end of each period, JUPITER will receive its proportionate profit share from the dividends issue, if any, from each of its business units.
5.
Sale Of Business Units - JUPITER will only sell a partial or full ownership stake in a business unit when the sale will benefit the JUPITER shareholders more than continuing the operations of the unit through the JUPITER organization.

6.
Financing Charges - JUPITER plans to earn interest and other financial related income for possibly lending capital to its business units. This lending activity may only happen upon the Company acquiring its capital needs.

7.
Venture Development & Support Services - JUPITER may charge its subsidiaries fees for the use of its functional units that help develop the business unit. This includes use of the Accounting, HR, Marketing, Sales, Technology Development, and Finance.

OUR BUSINESSES

VOXBOX OVERVIEW

Voice Over Internet Protocol (VOIP) is a technology that allows people to make telephone calls using a broadband Internet connection instead of a regular (or analog) phone line. Through VOIP, consumers are able to make local and long-distance calls for a flat rate that is lower than their existing analog rate and with the same quality.

VoxBox will sell and service VOIP services to home users and small medium enterprises with a focus on established relations with community based organizations and Affinity groups. The company’s mission is to provide the customers in our community with quality brand-name VOIP solutions, reliable and professional Technical Support, Customer Service, and to earn a fair profit for our employee-owners and stakeholders by embracing sound, ethical business practices.

VOXBOX MARKET ANALYSIS

There were an estimated 1 - 2 million VoIP users in North America at the end of 2004. Industry projections are that VoIP will carry 75% of the industry’s traffic by 2007.

During the 1990s, regulatory bodies the world over deregulated national telecom industries. As a result, nascent players jumped into the fixed-line and mobile telco markets. However, the new players faced significant barriers to entry:

•	the capital costs of market entry were high (especially for those new entrants who chose to build their own backbone, or trunk network)
•	on the fixed-line service side, established players controlled the “last mile” connection to the consumer, which the incumbents used to slow the competitive onslaught.

After 15 years of heavy competition over the telecom landscape worldwide telecom prices have decreased significantly, but to a large degree the original incumbents control most of the market. There has been significant encroachment on related telco turf, as cable operators have made a significant dent in providing high-speed (broadband) Internet service.

VOXBOX COMPETITORS AND COMPETITIVE BUSINESS CONDITIONS

There are several different kinds of VOIP providers within the industry including:

1.
VOIP Providers: often focused on their own brand of hardware, usually offering only a minimum of software, and variable amounts of service and support. Their services are solely providing VOIP and are the early entrants in the industry, (ex. Vonage). However, these companies are not local to their customer, which is becoming a barrier. For example, ISP providers like AOL and Prodigy provided Internet connectivity in the early days, but soon lost significant market share to companies that could provide same service locally with value added services. As the VOIP industry matures, these companies will loose market share as more community based programs emerge.

2.
Chain stores and computer superstores: usually offer decent walk-in service, with very aggressive pricing, and little support. Many have formed relationships with companies such as Primus, who sells their VOIP service through stores such as Future Shop.

3.
Online orders: offer aggressive pricing of boxed product. For the purely price-driven buyer, who buys boxes and expects no service, these are very good options. In the long term not a viable business strategy and will be the first companies acquired in the consolidation process by local companies offering the same service, but local.

VoxBox will compete against the providers outlined by being a locally focused service. In doing so, VoxBox will be able to adapt to the needs of that market and provide a customized solution.

PROMO STAFFING OVERVIEW

Promostaffing is a promotional marketing business based in Miami, Florida with clients that span across the United States. The Company specializes in helping brands reach the 18-34 year old market by using staffers to execute a number of consumer promotions in a live environment. Promostaffing offers a range of integrated services that allow its clients to deliver a desired consumer experience.

Promostaffing utilizes a number of divisions that complement one another:

1.	PromoAdvisors
Helps guide and implements critical campaigns, media awareness, logistics, and full creative packages.

2.	PromoClicks
Based on Promostaffing’s unique proprietary software solution, PromoClicks provides innovative ways to take a client’s event to the next level with on-site photography that drives consumers to their website to pick up their branded photographs.

3.	PromoSponsors
Bridges the gap between brands and events by identifying the right sponsorship opportunity for a brand to participate in.

4.	PromoUrban
Develops customized and innovative programs designed to help brands connect with the urban lifestyle; specializing in fashion, entertainment, music, and food.

PROMO STAFFING MARKET ANALYSIS

Traditional marketing methods years ago comprised of print, radio and television buying that targeted a mass audience. As western consumers became wealthier, consumer markets became highly fragmented and it became increasingly difficult to reach key demographics (particularly 15-45 year olds). The scramble to reach finicky consumers in part resulted in the development of the promotional marketing industry; some aspects of which have been applied for many years and can now be considered as being under the banner of mainstream marketing.

Promotional marketing is becoming one of the fastest growing sectors of the marketing & advertising industry and those companies that can provide these services can capture a highly profitable portion of the $140 Billion advertising market. According to Promo Magazine, the Top Ten Ranked Agencies alone account for 2003 revenues of $710 Million.

It is estimated to be worth in the range of 20% of GDP in advanced economies and is growing at slightly less than nominal GDP (about 3%-5% pre year).

Figures for the size of the promotional marketing industry are difficult to come by, as many of these activities defy categorization, but it is safe to assume that the promotional marketing industry is worth several tens of billions of dollars worldwide, with an epicenter in the United States where many of the techniques have been and are continuing to be pioneered. The promotional marketing industry is estimated to be growing at 2x-3x the stagnant growth rate of the overall marketing industry.

Promotional marketing services are comprised of:

•	Spokesmodel/staffing solutions - whereby a marketing firm provides individuals tutored in a client’s products/services as an extension of a client’s internal sales force.
•
Interactive marketing - traditional marketing often asks little from a potential customer except passive attention; by contrast interactive marketing programs are designed to have the potential customer participate actively; the simplest forms of interactive marketing can involve (e.g.) participation in a game for prizes, but increasingly marketers are applying more advanced techniques, often in situations where a potential consumer has no idea he/she is participating in a marketing activity.

•	Creative/niche sponsoring activities - may include product placement
•	Aspects of online marketing.

PROMO STAFFING COMPETITORS AND COMPETITIVE BUSINESS CONDITIONS

Promostaffing faces competition from the following major rivals:

Company	Parent Co.	2004 Revenues	2 Yr Growth	Major Clients
Momentum Worldwide	Interpublic Group of Companies	$81 M	43%	Microsoft, Amex, Coca-Cola
GMR Marketing	Omnicom Group	$91 M	29%	New Balance, Sony, Whirlpool
Aspen Marketing Services	Independent	$59 M	66%	General Motors, Walgreens, Qwest

The following factors, contribute to Promostaffing’s ability to grow and move ahead of its competition:

•
Proximity to Key Influencers - Since Promostaffing is based in Miami, Fl, it is in a location where 18-34 year olds visit throughout the year. Miami is recognized for their nightlife and fashion, two key aspects of the demographic’s lifestyle. Being in Miami allows the Company to stay in tune with the latest trends and styles - valuable information for the Company’s target clients.

•
Packaged Solution - Because Promostaffing can provide an end-to-end solution, it provides a more efficient experience for clients. With many competitors, clients need to use an ad agency for creative, a promotional marketing company for execution, and another company or internal division for measurement. With Promostaffing they only need to deal with one company for all the above. In addition, Promostaffing’s various divisions offer complementary services that provide additional value to the client.

•
Full Time Staff - Unlike many of its competitors, Promostaffing does not use free-lance staffers who they call when there is work. Instead, the Company has a full-time staff that is paid on regular intervals, not just when they work. This allows the Company to have the ability to turn on a promotion within short notice (2 days). Because of this flexibility, Promostaffing has often been called upon to take over a client’s promotion at the last minute because the old vendor was not able to execute the campaign.

LIVESTAR LIVE ENTERTAINMENT EVENTS OVERVIEW

There are many companies that provide or organize live events.
However there are no major companies that focus on events produced for nightclubs, or events strictly aimed at the 18-34 year old market.

JUPITER's Live Events unit plans to service its target market with dynamic live entertainment ranging from concerts, festivals and special events such as fashion shows and contests.

The Live Events unit will be a stand alone business although synergistic with other Company units. Therefore the Live Events unit will produce events outside of the potential network of establishments in other venues and possibly in establishments owned by competitors. We plan to be a promoter of live events in USA, Canada and eventually internationally as our business grows. The live concert events that we plan to promote and distribute will reflect a diverse array of music genres, including pop, rock, hard rock, latin, hip hop, rap, blues, R&B, jazz, soul, funk, and may appeal to an equally diverse demographic base although focused on 18-34 year olds.

The Live Events unit aims to become the leader in promoting and marketing special events and concerts targeted at 18-34 year olds by:
- Focusing on producing only entertainment focused special events and concerts.
- Being very DJ and urban music driven.
- Producing hi-concept one of a kind events and tours, whether one time only or recurring periodically.
- Opening regional operations in specific geographic markets.
- Having the exclusive rights to producing events at all potential JUPITER entertainment establishments.
- Obtaining touring rights from touring shows. Touring shows consist primarily of revivals of previous commercial successes or new productions of theatrical shows.
- Executing partnerships, mostly exclusive in nature, with local independent event promoters to produce and promote special events and concerts. Gaining competitive advantage by using these independent promoters to lower costs, reduce risks, and learn specific market intelligence of that area.

We plan to execute on this believed competitive advantage through the following:

- JUPITER plans to take advantage of the above opportunity by producing events and concerts primarily for its potential establishments.

- JUPITER management has extensive knowledge of the networks of the independent special events promoters and intends to use this special knowledge to acquire them or form partnerships with them, and to promote both independent special events and also events targeted to its potential establishment operations.

As a producer of live events JUPITER plans to generate revenues through profit sharing agreements with promoters, a percentage of the promoters' ticket sales, merchandising, sponsorships, licensing and the exploitation of intellectual property and other rights related to the production. JUPITER plans to produce certain tours on both a national and regional basis.

A key future growth driver for the Company's Live Event unit is the possible presentation of live performances at our potential establishments by digitally capturing a wide array of audio and visual live entertainment content and distributing it through a variety of media, including the internet, and other forms of digital media, television and radio. This opportunity is especially apparent for touring shows that can attract a media viewing audience.

The Company anticipates that attendees of LIVESTAR's live events will remain connected and informed of upcoming events through various technology based products. The management anticipates that additional offline and online product and service offerings for its customers will be evaluated, developed according to feasibility and return on investment.

Sponsorships and Advertising

JUPITER plans to actively pursue the sale of corporate sponsorships for "official" event or tour sponsors to corporate types such as, beverage companies, credit card companies, phone companies, film manufacturers and radio stations, among others. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost.

LIVE ENTERTAINMENT MARKET ANALYSIS

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

LIVESTAR ENTERTAINMENT COMPETITORS AND COMPETITIVE BUSINESS CONDITIONS

Competitors Overview

In its live events business JUPITER faces two major competitors. These are:

1.	House of Blues
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

Live Events Competitive Conditions

We expect to compete for music consumers, for relationships with artists, their representatives and record companies, as well as for advertisers and sponsors in markets where we plan to potentially own or operate an establishment and in markets where JUPITER does not now or plan to potentially own or operate establishment.

In markets where we plan to potentially own or operate an establishment, JUPITER will compete with other venues or establishments to serve artists likely to perform in that general region.

In markets where JUPITER does not potentially own or operate an establishment, JUPITER will compete with other venues for dates for popular national tours. Consequently, touring artists have significant alternatives to potential JUPITER establishments in scheduling tours. In addition, in the markets in which JUPITER will promote live events and musical concerts, it will face competition from event producers, promoters, as well as from certain artists that promote their own concerts. JUPITER believes that barriers to entry into the live events and promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

In addition to the competitive factors outlined above for each of the Company's business units, the success of the Company's entertainment operations are dependent upon numerous factors beyond the Company's control, including economic conditions, amounts of available leisure time, transportation costs, lifestyle trends and weather conditions.

JUPITER INTELLECTUAL PROPERTY

Trademarks

We believe that our success may depend to a significant extent on the strength of our trademarks, servicemarks, trade dress, copyrights and other proprietary rights that we plan to file for registration. The Company plans to file Intent-To-Use Trademark Applications for certain brands we are developing for our business units, for the various classes of goods and services in which the Company's marks will be utilized. In addition, the Company may file Intent-To-Use Trademark Applications for other proprietary programs developed by the Company. There can be no assurance, however, that these trademarks will proceed to registration, and if so registered, that the trademarks, in any one or more classes, will not violate the proprietary rights of others, that any registration of the trademarks or the Company's use thereof will be upheld if challenged, or that the Company will not be prevented from using the trademarks.

Patents

The Company is developing propriety, processes, products and services it may attempt to protect with patents.

JUPITER POTENTIAL LIABILITY

In addition to the Risk Factors described in the Exhibit to this filing, the operation of JUPITER’s businesses may result in liabilities or levels of unacceptance that may affect its profitability. Specifically, one or more of the factors listed below may result in liability or levels of unacceptance that may harm its present or future operations:

Governmental Licenses and Approvals

The Company is subject to various rules, regulations and laws affecting its various businesses. Each of the Company's businesses may be subject to licensing and regulations by a number of governmental authorities, including state, province or municipality in which the businesses conduct operations. Difficulties in obtaining or failure to obtain the required licenses or approvals could prevent or delay the development of our businesses in a current or new location.

Various Canadian federal and provincial labour laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wage, paid leaves of absences and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, may impose significant burdens on the Company. The Company's businesses in the United States are subject to similar requirements.

Regulation and Licenses

The Company’s businesses may be subject to federal, state and local laws affecting its business, including various health, sanitation and safety standards. The Company's entertainment operations are subject to state and local government regulation, including regulations relating to live music performances. Each live concert performance must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the promotion of live events and concerts. The failure to receive or retain, or delay in obtaining, a license to serve alcohol and beer in a particular location could adversely affect the Company's operations in that location and impair the Company's ability to obtain licenses elsewhere. The failure or inability of the Company to obtain and maintain insurance coverage could materially and adversely affect the Company.

EMPLOYEES

At December 31, 2004, JUPITER had two Executive Officers and two Directors, and employed a total of 15 people including officers and employees. JUPITER and its subsidiaries intend to hire additional employees in the foreseeable future.

RESEARCH AND DEVELOPMENT EXPENDITURES

JUPITER is not expected to incur research and development expenditures over the twelve months following December 31, 2004.

UPDATE OF BUSINESS DEVELOPMENTS FOR FISCAL YEAR AND SUBSEQUENT

In March 2004, the Company executed a Letter Intent with Manhattan Restaurant located in La Jolla California whereas the Company is planning to purchase control of the liquor license only and redevelop the business instead of a purchase of the business. The Company has subsequently ceased negotiations with Manhattan Restaurant and ceased pursuit of the Manhattan Restaurant business venture.

In June 2004, the Company changed the business direction of one of its subsidiaries, LIVESTAR Entertainment Capital Corporation to use the corporation for its events business. Subsequently, the name of LIVESTAR Entertainment Capital Corporation was changed to LIVESTAR Entertainment Events International Inc. The name change occurred prior to the Company implementing any of its plans for the capital corporation.

In November 2004, the Company executed a Letter Intent with Las Vegas Shoe Company located in La Vegas, Nevada to purchase 51% of the Las Vegas Shoe Company. The Company has subsequently ceased negotiations with Las Vegas Shoe Company and has ceased pursuit of the Las Vegas Shoe Company acquisition.

In December 2004, the Company executed a joint venture agreement with Global Bancorp, Inc. to develop a Voice Over Internet Protocol (VOIP) business called VOXBOX. The joint venture agreement resulted in the formation of VOXBOX Telecom, Inc. The joint venture agreement also resulted in the Company acquiring a 50% equity position of VOXBOX Telecom, Inc. as per the terms of the joint venture agreement.

In December 2004, the Company was forced to cease operations of its wholly owned subsidiary 1614718 Ontario, Inc. (Sequel Nightclub) due to disputes with the landlord of the premises (i.e. regarding arrears, future renovations, and new lease negotiations) that had been ongoing for several months. In the opinion of the Company and the attorneys of the Company the landlord illegally seized the premises and locked out our business from operating. In addition, to the lock out, the landlord seized the assets and of the business that were in the premises. This illegal act by the landlord had consequences to 1614718 Ontario, Inc. including but not limited to, the loss of operations and its ability to generate revenue, the loss of a loyal customer base, the loss of interest from investors for future projects and a default of the business lease. The Company had initially retained a litigation attorney to prepare to a lawsuit against the landlord of the premises and to date still has the litigation attorney available for such action. The Company is still strongly considering the pursuit of action against the landlord of the premises but the cost of litigation, especially the ability for the Company to pay for a protracted litigation effort, has slowed the Company’s pursuit of legal action. In addition to cost having an impact on the Company’s desire to pursue litigation, the Company’s decision in late 2004 to begin to make changes, it has subsequently implemented, to reconfigure its business strategy from solely entertainment to one of a diversified holding company strategy, also had a impact on not pursuing litigation immediately. The implementation of Company’s diversification was of paramount importance to get started quickly and productively. All actions regarding 1614718 Ontario, Inc. were implemented with the notion to not affect the future success of the Company’s new diversification business plan. For example, to avoid costly litigation due to the default of the business lease the Company entered a settlement agreement that would minimize the cost it felt it would have faced if it unsuccessfully defended litigation regarding the business lease.

In December 2004, the Company put all establishment projects and operations on hold until further notice. The Elm Street Bar and Restaurant development project in Toronto, Canada was included in this and subsequently the Company ceased all development of the Elm Street Project due to lack of capital and delays caused by regulatory issues pertaining to the attainment of development permits from the City of Toronto.

Subsequent to December 31, 2004, the Company’s wholly owned subsidiary 1614718 Ontario Inc. entered into a Settlement Agreement with 1485684 Ontario Limited in settlement of the business lease agreement (for the Sequel Nightclub) between the parties executed May 25, 2004. The Settlement Agreement was entered into by the Company to avoid litigation due to the discontinuation of operations. The Settlement agreement provides to 1614718 Ontario inc. to pay 1485684 Ontario Limited the sum of $414,000 CDN.

Subsequent to December 31, 2004, in January 2005, the Company entered into an Agreement and Plan of Acquisition to acquire 60% of the issued and outstanding shares of Promo Staffing.com LLC. (“Promo Staffing”) of Miami, Florida.

Subsequent to December 31, 2004, and as our prior filings have discussed, In April 2005, the Company, entered into an Amended and Restated Plan of Acquisition Agreement for the acquisition of 60% of Promostatting.com LLC located in Miami, Florida (‘Promo Staffing”). Per the agreement, the Company is responsible for providing audited financial statements of Promo Staffing within 75 days of closing.
We expect the filing of audited financial statements on Promo Staffing so that the transaction can be finalized under the rules of the Securities and Exchange Commission.

Subsequent to December 31, 2004, the Company entered into a share purchase agreement with Global Bancorp Inc. as per the terms of the Definitive Joint Venture Agreement between the Company and Global Bancorp Inc. dated December 28, 2004. Under the terms of the share purchase agreement the Company acquired 800 shares in the capital stock of VOXBOX Telecom Inc. from Global Bancorp Inc. Consideration for the purchase of the shares is $40,000 USD previously advanced to Global Bancorp Inc.  In addition, in satisfaction of the terms of the Definitive Joint Venture Agreement between the Company and Global Bancorp dated December 28, 2004 the Company issued a Promissory Note, in February 2005, to VOXBOX Telecom, Inc. in the face value of $420,000 for the issuance of 8400 shares of VOXBOX Telecom, Inc.

Subsequent to December 31, 2004, the Company entered into a Stock Purchase Agreement dated June 16, 2005 between the Company and Global Bancorp, Inc., the Company sold to Global Bancorp, Inc. its entire holding of 9200 shares of VOXBOX Telecom, Inc. and a Promissory Note of a face value of $420,000 owing to VOXBOX Telecom Inc. for 5,000,000 common shares of Global Bancorp, Inc. which were valued at $50,000, and rights to purchase up to 50% of the issued and outstanding common shares of Global Bancorp, Inc. up to June 16, 2008.

Subsequent to December 31, 2004, the Company entered into a financing agreement whereby a lender may provide financing subject to potential milestones imposed on the Company by the lender being met. The Company received $100,000 in February 2005 and issued a convertible promissory note to the lender. The note is convertible at the option of the holder into common shares of the Company at the conversion price of $0.016 per share. The note is payable on February 16, 2006 and bears interest at 8% per annum.

Subsequent to December 31, 2004, on February 22, 2005, the Company signed a letter of intent in respect of an offer to purchase up to 80% of the equity in a private Georgia based company for $1,360,000, subject to due diligence procedures being carried out and execution of a final agreement. The Letter of Intent was not consummated until the payment of a $30,000 deposit which took place in June 2005.

Subsequent to December 31, 2004, the Company deregistered a total of 4,900,000,000 shares from it’s previously registration under Form S-8. These options and shares were to be issued pursuant to the EMPLOYEE STOCK INCENTIVE PLAN FOR THE YEAR 2004 NO. 6 and the NON-EMPLOYEE DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN FOR THE YEAR 2004 NO.3.

Item 2. Description of Property

We have no real estate property holdings and at this time we have no agreements to acquire any properties. The Company currently has its headquarters at premises at 62 W. 8th Avenue, 4th Floor, Vancouver, British Columbia, Canada V5Y 1M7. The Company is currently occupying the same premises on a sublease basis with terms of CDN $5,300 per month for 12 months until June 2005, thereafter on a month-to-month basis. The sublease is with 673422 B.C. Ltd. a company controlled by Edwin Kwong, the Company’s CFO. The Company has closed its business development office in La Jolla California. The Company maintains a business development office in Las Vegas, Nevada with terms of USD $200 per month for 12 month term until December 2005.

Item 3. Legal Proceedings

Other than the proceedings described herein, JUPITER is not a party to any material legal proceedings and to JUPITER's knowledge, no such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.

In October 2004, Traci Niederriter filed a lawsuit in the Lynchburg General District Court for the Commonwealth of Virginia. The action concerned an alleged claim for unpaid wages of an employee of RRUN Labs, Inc., a subsidiary of JUPITER Global Holdings, Corp. The amount of the lawsuit is $5,838.46, not including interest accruing from October 30, 2001 plus court costs and attorney fees of $1,656.55.

In addition, the Company believes that there are approximately two-dozen other former employees of RRUN Labs, Inc. who are owed wages by RRUN Labs, Inc. The total amount of unpaid wages claims, not yet subject to any lawsuit against the Company, is approximately $160,000. All amounts have been included in the Financial Statements as of December 31, 2004

In March 2005, Nautilus Design Group, Inc. filed a lawsuit in the Toronto Small Claims Court in the city of Toronto, Ontario. The action concerned an alleged claim for unpaid invoices.The suit names the Company and two subsidiaries of the Company (Livestar Entertainment Canada, Inc. and 1615496 Ontario Ltd. ) as defendants. The amount of the lawsuit is $5227.31 CDN, not including court imposed interest, costs and disbursements pursuant to Small Claims Court Rules.

In March 2005, FU Associates Ltd. filed a lawsuit in the Toronto Small Claims Court in the city of Toronto, Ontario. The action concerned an alleged claim for unpaid invoices. The suit names the Company and two subsidiaries of the Company (Livestar Entertainment Canada, Inc. and 1615496 Ontario Ltd. ) as defendants. The amount of the lawsuit is $8175.25 CDN, not including court imposed interest, costs and disbursements pursuant to Small Claims Court Rules.

The Company believes that, as it grows revenue-producing operations and as it raises capital, we will have the resources to settle the abovementioned case and we have every intention of doing so if the lawsuits merit settlement. We are working to reduce or prevent collection litigation by creditors or others. Settlements in stock may result in unforeseen dilution to current shareholders.

Item 4. Submission of Matters to a Vote of Security Holders

In October 2004, our majority shareholder voted their holding of approximately 58% (3,002,592,324) of the voting power of the outstanding shares of the Company’s Common and Preferred Stock (par value $0.0001) to approve the following:

o
The reverse split of the Company’s Common and Preferred Stock (par value $0.0001) so that upon effectuation of the split, one (1) New Share of the Company’s Common and Preferred Stock will be issued for up to each two thousand (2,000) shares of the Company’s Common and Preferred Stock currently issued and outstanding with each fractional share rounded up to the next whole share (the “Reverse Split”);

o	Amend our articles of incorporation to reduce the par value of our common stock from $0.0001 per share to $0.00001 per share;
o
Amend our articles of incorporation to increase the number of our authorized shares of common stock to 20,000,000,000 shares and to increase our authorized number of shares of preferred stock from 200,000,000 preferred shares to 500,000,000 shares of preferred stock.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

TRADING SYMBOL CHANGE

Prior to September 2001, there was no trading market for our common stock. The Company received approval for listing and in September, 2001, the Company obtained a trading symbol of "RRUN" and began trading on the NASD Over-the-Counter Bulletin
Board. In July, 2003 the Company changed its trading symbol from “RRUN” to “LSTA” to reflect the name change of the Company from RRUN Ventures Network Inc. to LIVESTAR Entertainment Group, Inc. In September, 2004 the Company changed its trading symbol from “LSTA” to “LSTE” due to a 1000:1 share consolidation of the Company’s shares. In November, 2004 the Company changed its trading symbol from “LSTE” to “LVSG” due to 2000:1 share consolidation of the Company’s shares. In January, 2005 the Company changed its trading symbol from “LVSG” to “JPHC” to reflect the name change of the Company from RRUN Ventures Network Inc. to LIVESTAR Entertainment Group, Inc. to JUPITER Global Holdings, Corp. Although we have a listing on the Bulletin Board, it is impossible to know or predict from day to day how active that market will be. There presently is a trading market for our stock, however, we cannot guarantee that a trading market will continue. As at December 31, 2004 there were 149 record holders of the Company's common stock.

MARKET PRICE

Our common stock is quoted at the present time. At July 31, 2005, our stock's closing price was $0.0004 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The Securities and Exchange Commission has adopted a Rule that defines a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is presently considered a "penny stock" and is subject to such market rules.

	HIGH	LOW

2003**
First Quarter	$0.0080	$0.0023
Second Quarter	0.0150	0.0035
Third Quarter	0.0210	0.0035
Fourth Quarter	0.0170	0.0031

2004**
First Quarter	$0.0043	$0.0017
Second Quarter	0.0023	0.0005
Third Quarter	0.0650	0.0001
Fourth Quarter	0.0600	0.0001

*The prices are all "closing" prices and appear as approximate figures. ** Prices in the table are unadjusted for the share consolidations in September 2004 and November 2004.

	HIGH	LOW

2003***
First Quarter	$16,000.000	$4,600.000
Second Quarter	$30,000.000	$7,000.000
Third Quarter	$42,000.000	$7,000.000
Fourth Quarter	$34,000.000	$6,200.000

2004***
First Quarter	$8,600.000	$3,400.000
Second Quarter	$4,600.000	$1,000.000
Third Quarter	$1,200.000	$0.200
Fourth Quarter	$0.060	$0.007

*The prices are all "closing" prices and appear as approximate figures. *** Prices in the table have been adjusted to account for the share consolidations in September 2004 and November 2004.

*The prices are all "closing" prices and appear as approximate figures.

The source of these high and low prices was the OTC Bulletin Board as reported on <www.nasdaq.com>. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

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

TRANSFER AGENT

We have retained the services of Jersey Transfer and Trust as our transfer agent at this time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	n/a	-0-
Equity compensation plans not approved by security holders	37,659,602	$.010	5,730,840,000
Total	37,659,602	$.010	5,730,840,000

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read along with the financial statements and notes, and by other more detailed financial information appearing in other parts of this annual report.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2004 compared to Year Ended December 31, 2003.

For the fiscal year ended December 31, 2004, and December 31, 2003, the Company earned revenues of $683,613 and $500, respectively. Revenues in 2004 were a result of the Company’s Entertainment operations, namely Nightclubs and Live Events. The Company started its current Nightclub operations in 2004 in Toronto, and due to unseen circumstances also ceased its operations. The Company plans to continue business development activities in Nightclubs and hopes to find suitable locations to purchase or develop. The other operation in its Entertainment business is Live Events, which included Cyberfest in October 2004, and Planet New Year in December 2004. .
Revenues in 2003 were related to one Live Event. Future revenues for the Company are associated with the realization of its new business strategy, the further development and operation of its live entertainment business, and the development of other diverse businesses as outlined below.

For the fiscal year ended December 31, 2004, and December 31, 2003, the Company incurred operational expenses of $3,986,993 and $957,011, respectively, of which $168,254 and $251,159 were accrued, respectively. These operating expenses included: $900,270 and $200,539, respectively, in consulting fees; $444,597 and $348,113, respectively in business development costs; $304,111 and $104,174, respectively in Professional Fees; and $1,767,306 and $85,505, respectively, in Wages and Benefits. Of the Wages and Benefits expense in 2004, $1,587,783 was recorded as Stock Compensation Expense. The overall increase in the Company's operating expenses and changes across all above categories is due to expanded business efforts to develop and realize its business plan. For the fiscal year ended December 31, 2004, and December 31, 2003, the Company incurred a net loss from operations of $4,668,266 and $909,856, respectively.

LIQUIDITY AND FINANCIAL CONDITION AS OF DECEMBER 31, 2004

We had cash-on hand of totaling $8,240 as of December 31, 2004. Although the Company maintains minimal cash reserves and continues to experience uncertainty regarding future revenues, management strives to maintain and grow its current operations, remain viable and develop sustainable revenue streams and positive cash flow. Our sources of liquidity includes sales of our common stock, and loans from management, shareholders and other close affiliates to the Company, and intended cash revenues from operations as developed as per the business strategy described below.

Management’s current and business strategy is oriented to maximize our chances of success. Additional financial and liquidity issues relating to the current business strategy are outlined in the JUPITER GLOBAL HOLDINGS, CORP. Implementation Plan section below.

BUSINESS STRATEGY FOR JUPITER’S BUSINESSES

Our business strategy is to focus our immediate efforts on closing our acquisitions and developing the business of our holdings. The development of these businesses will require a staff of approximately 10-15 persons consisting of marketing, business operations, accounting, administration, corporate finance, venture development and merger and acquisition professionals.

JUPITER intends to develop a comprehensive program for its business to conduct its research and development. JUPITER expects that it must devote a minimum of approximately 5% of it revenues towards research and development.

Over the twelve months following December 31, 2004, JUPITER’s business may conduct significant research and development, or R & D for their development of products and services.

The R & D anticipated to be executed by JUPITER for its business will not be limited to:

JUPITER plans to coordinate operations out of its Vancouver, British Columbia, Canada facility. JUPITER currently has business and operational development offices in Las Vegas, Nevada. At the required time the Company plans to open other business development, finance or operational offices in other Canadian and U.S. cities.

JUPITER IMPLEMENTATION PLAN

JUPITER requires approximately $4,500,000 in operational capital for the 12 month period following December 31, 2004. The JUPITER implementation is planned over a period of four phases totaling 12 months. Each phase is three months. The implementation plan during each phase describes the activity of JUPITER across various departments such as Operations, Finance, Mergers and Acquisitions, Venture Development/Product Development, and Sales/Marketing/Business Development.

Our immediate aim is to finalize the acquisition of Promo Staffing, continue the development of our Live Events business and our VOXBOX joint venture.

JUPITER's 2005 implementation plan regarding its business units is as follows:

- Phase One (Jan - March 2005): Planning for Live Events schedule for 2005. Begin review of establishment business feasibility. Begin development of VOXBOX business. Seek acquisitions as per diversification plan; secure first acquisition of diversification plan; continue debt reduction plan via voluntary creditor write offs and stock based settlements; headhunt and secure key consultants and possible staff members to execute development of new business units; commence additional staff hiring.

- Phase Two (April - June 2005): Continue planning of Live Events schedule for 2005; Continuing development of corporate finance department; Secure agreement for first stage of capital; Close acquisitions (Promo Staffing) secured from Phase One of implementation plan; continue development of VOXBOX business; Continue seeking acquisitions as per diversification plan; finalize operations and marketing plans of holdings; continue debt reduction plan via voluntary creditor write offs and stock based settlements;

- Phase Three (July - September 2005): Fully launch corporate finance department,; Secure next stage of capital; Launch summer and fall schedule of events;. Continue development of VOXBOX and Promo Staffing businesses; Continue seeking acquisitions as per diversification plan; secure next acquisition of diversification plan; continue implementation of operations and marketing plans of business units; continue debt reduction plan via voluntary creditor write offs and stock based settlements; continue additional staff hiring if necessary; open business development office in Miami, Florida to support Promo Staffing.

- Phase Four (October - December 2005): Launch winter schedule of events; Continue development of VOXBOX and Promo Staffing businesses; Secure next stage of capital; Continue seeking acquisitions as per diversification plan; secure next acquisition of diversification plan; continue implementation of operations and marketing plans of business units; continue additional staff hiring if necessary; open business development office in New York, NY.

FINANCING STRATEGIES

In order to finance our acquisitions and developments, and our phases of implementation we plan to raise investment capital through the execution of the following finance strategy:

In order to finance its acquisitions and/or venture developments the Company may use its preferred or common stock to finance the acquisition or venture development or to raise the necessary capital for acquisition or venture development.

We also may fund our acquisitions or venture developments through the selling of a minority interest in the new acquisitions or venture developments through the sale of up to 49% of the equity or through limited partnerships under a direct investments strategy. This minority interest is hoped to be sold to either individual investors who wish to invest directly into one of our businesses. The Company hopes to establish an internal corporate finance department and external network or syndicate of investment advisors, investment bankers and broker dealers that will raise capital via the direct investments strategy. It is planned that investors under this strategy are planned to receive cash dividends and possibly some capital stock or warrants in the Company.

We believe that this direct investments strategy may enable us to achieve our goals with a hope over the long-term of reducing the potential dilution to our existing shareholders. By raising capital directly in each business we may not have to dilute the existing shareholders of JUPITER to any great extent to grow the business. As our cash producing businesses grow due to the planned implementation and hopeful success of this direct investments strategy we plan to utilize the available cash to pay for operations without having to use stock to pay for large and important operational items item such as staff and consultants.

The result of this is, that as our cash flow may grow as our dilution may slow. More specifically, we have developed comprehensive business and financial plans that result in our development of our businesses that should operate on a cash positive basis and without incurring substantial dilution to stockholders such that the Company can possibly increase its overall valuation substantially. This possible increase in the Company’s overall valuation may be accomplished by using the positive cash flow to buy back the Company’s common stock from the public float. There is no current plans to implement a stock buy back program, although one is intended over the long-term and will only be implemented based on the success of the foregoing and solely of the discretion of the Company’s management and board of directors.

In addition to the above we plan we plan to invite direct investments into the Company to provide funds for general corporate purposes.

CAPITAL REQUIREMENTS

We believe that the Promo Staffing acquisition will require approximately a minimum of $600,000 for the acquisition, plus approximately $100,000 in legal, accounting and administrative expenses. In addition, our the VOXBOX venture development will require a minimum of another $500,000 plus approximately $100,000 in legal, accounting and administrative expenses.. This is a minimum total of approximately $1,300,000 that will be required in the first two quarters during. In the following 6 months, we plan to execute one or two additional acquisitions or venture developments. We believe that the cost of a second and third acquisition or development project will be approximately a minimum of $1,000,000 each and that approximately another $100,000 minimum each will be required for the same purposes as listed above for the first acquisition or development and for working capital and general corporate purposes. The Company believes it will require approximately $1,000,000 to continue productive development of its live events business unit, including the cost of live event acquisitions or development and their subsequent integration throughout the year of 2005. Thus, we anticipate needing a minimum of $4,500,000 of investment capital during the fiscal year.

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

JUPITER hopes to secure the financing to satisfy the capital needs for each phase of its implementation plan through the execution of various funding methods, primarily financing through its direct investment strategy, private placement investments or debt financing. JUPITER hopes to achieve this by securing relationships with accredited individual investors, investment bankers, venture capitalists, and/or finance investment advisors that have the experience and relationships to aid JUPITER with its capital raising efforts. The source of the capital may be comprised of a mix of principal shareholders, private investors and venture capital companies.

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

Until planned acquisitions (current and future) and new venture developments begin to produce significant revenues and subsequent positive cash flow, we will be reliant on capital received from private placements, loans, and the exercise of options and warrants. Due to the depressed market for our securities, we may not be able avoid significant dilution to current shareholders. In addition, we expect to continue to retain certain management, staff and consultants, such as legal counsel, and may need to compensate these individuals through the issuance of our common stock as compensation. These stock based compensations may result in significant dilution to current shareholders due to the depressed market for our securities. We also continue to reduce or prevent collection of outstanding vendor debts and accounts with creditors, such as suppliers and consultants, which could result in litigation against the Company. There can be no guarantee that all of these negotiations will be successful and the outcome of these negotiations may include settlements in cash and/or issuance of common stock. These stock based settlements may result in significant dilution to current shareholders due to the depressed market for our securities. We plan on continuing to meet certain of our expenses through the issuance of our shares of common stock, which may cause additional and significant dilution to existing shareholders due to the depressed market for our securities.

Subsequent to December 31, 2004, the Company entered into a financing agreement whereby a lender may provide financing subject to potential milestones imposed on the Company by the lender being met. The Company received $100,000 in February 2005 and issued a convertible promissory note to the lender. The note is convertible at the option of the holder into common shares of the Company at the conversion price of $0.016 per share. The note is payable on February 16, 2006 and bears interest at 8% per annum.

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

Item 7. Financial Statements

The information requested by this item is set forth following Item 14 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in and disagreements with Accountants on Accounting and Financial Disclosure as of the fiscal year end 2002.

Item 8A. Controls and Procedures.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ray Hawkins and Chief Financial Officer, Edwin Kwong. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 8B. Other Information

On October 9, 2004, the Company’s subsidiary Livestar Entertainment Events International Inc. (LEEI) commenced a joint venture as per the Joint Venture Deal Memorandum (the “Memorandum”) in the form attached hereto as an Exhibit, between LEEI and A.C.D. Inc. d/b/a Coolworld Entertainment (“Coolworld”). Speaking generally, the Memorandum provides for LEEI to joint venture with Coolworld to produce two or three music festivals events. LEEI’s responsibilities under the Memorandum included: the co-producing of the events, providing co-production staff and; to use best efforts to provide up to $300,000 to the joint venture. Coolworld’s responsibilities under the Memorandum included: providing to the joint venture the services of executive production, production, talent buying and marketing. The joint venture would result in the formation of a subsidiary under LEEI (namely Live and Cool One, Inc.) whereby LEEI would own 51% of the outstanding shares and Coolworld would own 49% of the outstanding shares.

On December 28, 2004, the Company entered into a definitive Joint Venture Agreement (the “Agreement”) in the form attached hereto as an Exhibit, with Global Bancorp, Inc. (“Global”). Speaking generally, the Agreement provides for the Company to joint venture with Global to develop a Voice Over Internet Protocol (VOIP) business called VOXBOX. The joint venture would result in: the formation of VOXBOX Telecom, Inc.; the Company buying 800 shares of VOXBOX Telecom, Inc. from Global for $40,000 and; also purchasing an additional 8400 shares in VOXBOX Telecom, Inc. for $420,000.00. Both purchases of equity would result in the Company owing 50% of VOXBOX Telecom, Inc.

PART III

Item 9. Directors and Executive Officers of the Registrant

Name	Age	Offices Held

Ray A. Hawkins (1)	35	President, Chief Executive Officer, Director
Edwin Kwong (1)	33	Chief Operations Officer, Chief Financial Officer, Treasurer, Secretary and Director
(1) Directors were appointed to the Board on August 17, 2001.

TERMS OF OFFICE

All executive officers provide services to JUPITER on a full-time basis. The above listed directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Director are filled by majority vote of the remaining Directors. The officers serve at the will of the Board of Directors. There are no family relationships between any executive officer and director.

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

SIGNIFICANT EMPLOYEES

Other than those individuals described above, JUPITER does not have any employees who are not executive officers that are expected to make a significant contribution to the business.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late Reports	Transactions not Timely Reported	Known Failures to File a Required Form
Ray A. Hawkins CEO, President and Director	2	2	0
Edwin Kwong COO, CFO, Treasurer, Secretary and Director	0	0	0

CODE OF ETHICS

The Company has adopted a Code of Ethics, a copy of which is included with this filing as Exhibit 14.1 by being incorporated by reference.

Item 10. Executive Compensation

The following table sets forth certain information as to our President and CEO and the highest paid officers and directors for our last fiscal year ended December 31, 2004. No other compensation was paid to any such officers or directors during this time period.

Annual Compensation Table

	Annual Compensation				Long Term
					Compensation
Name and Title	Year	Salary		Bonus	Options / SARs (#)
Ray A. Hawkins(3) President ,CEO	2002	$ 17,429		$ -	200,000
and Director	2003	$ 30,202	(1)	$ -	-
	2004	$ 86,188		$ -	-

Edwin Kwong(3) COO, CFO and	2002	$ 7,497		$ -	200,000
Director	2003	$ 21,058	(2)	$ -	-
	2004	$ 55,950		$ -	-

(1)  At December 31, 2004, Mr. Ray Hawkins and RYM Management, Ltd., collectively, was entitled to receive an additional $308,863 of executive compensation as per agreements, and this entire amount has been accrued.

(2) At December 31, 2004, Mr. Edwin Kwong and 673100 BC Ltd, collectively, was entitled to receive an additional $214,341 of executive compensation as per agreements with the Company, and this entire amount has been accrued.

(3) Mr. Hawkins and Mr. Kwong, the Company’s Chief Executive Officer and Chief Financial Officer respectively, have restructured their Management Services Memorandum with the Company. See Item 12 for a description of new service arrangements.

Effective November 2003, and January 2004, respectively, the Company executed Management Services Memorandums with two key directors/officers. The memorandums provide for performance bonuses and total annual compensation in the upcoming four fiscal years as follows:

Year ended December 31, 2005 $ 200,000
Year ended December 31, 2006 $ 200,000

Options/SAR Grants in Last Fiscal Year
(Individual Grants)

Name	Number of	Percent of	Exercise or	Expiration date
	Securities	options/SARs	base price
	Underlying	granted	($/Sh)
	Options/SARs	employees in
	Granted (#)	fiscal year

Ray A. Hawkins	0	n/a	n/a	n/a

Edwin Kwong	0	n/a	n/a	n/a

Name	Shares	Value	Number of	Value of unexercised
	acquired	realized	unexercised options	in-the-money options
	on	($)	/SARs at FY-end (#)	/SARs at FY-end($)
	exercise		exercisable/	exercisable/
	(#)		unexercisable	unexercisable

Ray A. Hawkins	0	0	1 / 0	$0/$0

Edwin Kwong	0	0	1 / 0	$0/$0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table lists as of July 15, 2005, the beneficial ownership of LIVESTAR's common stock by each person known by JUPITER to beneficially own more than 5% of LIVESTAR's common stock outstanding and by the officers and directors of JUPITER as a group. Except as otherwise indicated, all shares are owned directly. JUPITER knows of no other person who is the beneficial owner of more than five percent of LIVESTAR's common stock. Unless specifically indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Directors, Officers and 5% Stockholders	Shares Beneficially Owned
	Number	Percent
550605 B.C. Ltd 4th Floor, 62 W. 8th Avenue Vancouver, B.C. V5Y 1M7	3 (1)	**%
Ray A. Hawkins #71-1075 Granville Street Vancouver, B.C. V6Z 1L4	80,060,006(3)(4)	4.71%
RYM Management Ltd 71 - 1075 Granville St Vancouver, BC Canada V6Z 1L4	1 (2)	**%
Edwin Kwong #5 - 744 West 7th Avenue Vancouver, B.C. V5Z 1B8	9(3)	**%

All JUPITER directors and officers as a group (2 persons)	80,060,016(3)	4.71%

** - indicates less than 0.1%
(1) Ray A. Hawkins owns 74% of 550605 B.C. Ltd.
(2) Ray A. Hawkins owns 100% of RYM Management Ltd.
(3) Includes shares issuable upon the exercise of options within 60 days.
(4) Includes shares issuable upon the conversion of 80,000,000 Series B Preferred Shares, with the Conversion Rights of 1 Common Shares to 1 Preferred Share..

For information regarding Equity Compensation Plans, please refer to Item 5 of this document.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of the following parties since the date of JUPITER 's incorporation has had any material interest, direct or indirect, in any transaction with JUPITER or in any presently proposed transaction that, in either case, has or will materially affect JUPITER.

- Director or officer of LIVESTAR
- Proposed nominee for election as a director of JUPITER
- Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of JUPITER.
- Promoter of JUPITER
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

2. As of September 1, 2001, JUPITER Ventures Network Inc. owed a total of $321,598 to JUPITER Ventures Network Inc.'s President and CEO, Ray Hawkins. JUPITER is obligated to repay such loans as per terms of a Promissory Note issued to Ray Hawkins dated September 1, 2001. This debt is interest free and has a repayment term of one year from the date of September 1, 2001. In exchange for a reduction of $50,544 indebtedness by JUPITER, Ray Hawkins subscribed to additional shares of common stock of the Company. The Company also repaid $11,537 during the fourth quarter of 2001. In addition, at September 1, 2001, Ray Hawkins was granted the option to convert to common shares an additional $20,000 in debt owed by the Company. The terms of such conversion are that Ray Hawkins is granted the right to convert such debt to stock at $0.02 per share; however, Ray Hawkins cannot execute such conversion until after February 28, 2002.

In February, 2002, the Company executed an amendment to the Promissory Note dated September 1, 2001 with Ray Hawkins. The amended Promissory reflected the amount owning from JUPITER to Ray Hawkins as of December 31, 2001, as a total of $259,517.00. JUPITER is obligated to repay such loans as per terms of the amended Promissory Note issued to Ray Hawkins in February, 2002. The debt is interest free and has a repayment term of one year from the date of the February, 2002 Promissory Note. Ray Hawkins was granted the option to convert to common shares the entire amount of outstanding debt owed to Ray Hawkins by the Company. The terms of such conversion are that Ray Hawkins is granted the right to convert such debt to stock at $0.02 per share. Ray Hawkins cannot execute such conversion until after September 1, 2002.

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

In November 2003, the Company also repaid $8,000 towards the Promissory Note due to Ray Hawkins.

In February 2004, the Company repaid $1,200 towards the Promissory Note due to Ray Hawkins. In May 2004, the Company issued 60,000,000 Series B Preferred to Ray Hawkins for the cancellation of $102,000 towards the Promissory Note due to Ray Hawkins. The Series B Preferred stock is convertible at the option of holder into shares of common stock of the registrant on a share for share basis, and is able to vote the equivalent of 50 shares of common stock.

In June 2004, the Company executed an amendment to the amended Promissory Note of February 2002 with Ray Hawkins. The amendment provides that Ray Hawkins cannot execute the conversion provision, as per the February 2002 Promissory Note, until after June 30, 2006.

3. In October 2004, the Company issued 80,000,000 shares of Series B Preferred stock to Ray Hawkins. The Shares were issued in exchange for the cancellation of debt in the total amount $20,000.00 which was owed to Ray Hawkins for executive services. The series B stock are convertible at the option of holder into shares of common stock of the registrant on a share for share basis, and is able to vote the equivalent of 50 shares of common stock.

4. In September, 2001, JUPITER owed a total of $9,435 to JUPITER’ COO, Edwin Kwong. JUPITER is obligated to repay such loans. This debt is interest free and repayable within one year from date of the promissory note issued to Edwin Kwong from JUPITER dated September 1, 2001. In exchange for a reduction of $3,900 indebtedness by JUPITER, Edwin Kwong subscribed to additional shares of common stock of the Company. In addition, at September 1, 2001, Edwin Kwong was granted the option to convert the outstanding balance in debt to common shares at $0.02 per share; however, Edwin Kwong cannot execute such conversion until after September 1, 2002.

In August 2002, the Company executed an amendment to the Promissory Note of September 2001 with Edwin Kwong. The amendment provides that Edwin Kwong cannot execute the conversion provision, as per the September 2001 Promissory Note, until after November 30, 2003.

At December 31, 2001 JUPITER Ventures Network Inc. owed a balance of $103,053 to Edwin Kwong. This debt is interest free and is repayable within one year from the date of each promissory note, respectively, issued to Edwin Kwong. As of February 7, 2002 JUPITER executed two Promissory Notes totaling $100,035. In addition, Edwin Kwong was granted the option to convert to common shares the outstanding balance in debt owed by the Company at $0.10 per share; however, Edwin Kwong cannot execute such conversion until after May 31, 2002. Subsequently in May 2002, the Company executed an amendment to the two Promissory Notes of February 2002. The amendment provides that Edwin Kwong cannot execute such conversion, as per the two Promissory Notes of February 2002, till July 31, 2002. In July 2002, the Company executed an amendment to the two February 2002 Promissory Notes, and reissued two amended Promissory Notes. The two amended Promissory Notes of July 2002 provide that the debt remains interest free and is repayable within one year from the date of each promissory note. In addition, Edwin Kwong was granted the option to convert to common shares the outstanding balance in debt owed by the Company at $0.05 per share; however, Edwin Kwong cannot execute such conversion until after August 30, 2002.

In August 2002, the Company executed an amendment to the two Promissory Notes of July 2002 with Edwin Kwong. The amendment provides that Edwin Kwong cannot execute the conversion provision, as per the two July 2002 Promissory Note, until after
November 30, 2003.

As of February 27, 2002, JUPITER executed a Promissory Note totaling $5,550, where by Edwin Kwong was granted the option to convert to common shares the outstanding balance in debt owed by the Company at $0.17 per share; however, Edwin Kwong cannot execute such conversion until after August 31, 2002.

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

In June 2004, the Company executed amendments to the remaining Promissory Notes with Edwin Kwong. The amendment provides that Edwin Kwong cannot execute the conversion provision, as per the August 2002 Promissory Note Amendments, until after June 30, 2006.

5. In November 2003, JUPITER entered into an Agreement with RYM Management Ltd. (“RYM”) for executive management services. Under the Agreement RYM will supply JUPITER with the services of Mr. Ray Hawkins, who will serve as President CEO of LIVESTAR. This Agreement replaces the Agreement between the Company and Ray Hawkins dated January 1, 2002.

6. In January, 2004, JUPITER entered into an Agreement with 673100 BC Ltd. (“673”) for executive management services. Under the Agreement 673 will supply JUPITER with the services of Mr. Edwin Kwong, who will serve as COO and CFO of LIVESTAR. This Agreement replaces the Agreement between the Company and Edwin Kwong dated January 1, 2002.
7. In July 2004, the Company entered into a sublease agreement with 673422 BC Ltd., a company controlled by Edwin Kwong, the Company’s COO and CFO, to provide office space for the company’s corporate operations for a term of 12 months at CDN$5,300 per month.

PART IV

Item 13. Exhibits

2.1 Agreement and Plan of Reorganization (1)
2.2 Amendment to Merger Agreement (1)
3.1 Amended Articles of Incorporation (1)
3.2 Amended Bylaws (2)
3.3 Stock Option Plan of JUPITER GLOBAL HOLDINGS, CORP. (2)
10.1 Sample of Form of Promissory Note: Ray Hawkins (2)
10.2 Sample of Form of Promissory Note: Edwin Kwong (2)
10.3 Lease Agreement dated November 9, 1999 with RAH Media (2)
10.4 Assignment of Lease dated August 31, 2001 with RAH Media (2)
10.5 Management Services Memorandum: Ray Hawkins (2)
10.6 Management Services Memorandum: Edwin Kwong (2)
10.7 Management Services Memorandum: RYM Management Ltd. (4)
10.8 Management Services Memorandum: 673100 B.C. Ltd. (4)
10.9 Definitive Joint Venture Agreement by and between the Company and Global Bancorp, Inc. regarding VOXBOX joint venture
10.10 Joint Venture Memorandum by and between Livestar Entertainment Events International Inc. and A.C.D. Inc. and Sason Parry regarding Live and COOL One, Inc. joint venture
14.1 Code of Ethics (4)
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

(3)Letter dated August 28, 2001 is incorporated into this Form
10-KSB by reference to the Registrant's previous filing of
this Exhibit in its Form 8-K/A filed with the Commission on
September 17, 2001.

(4) Incorporated into this Form 10-KSB by reference to the
Registrant's previous filing of this Exhibit in its Form 10-KSB filed with the Commission on April 14, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in the fiscal year ended December 31, 2003 was $ $15,750, of which $11,125 was rendered for the audit of its annual financial statements for year ended December 31, 2003, and $4,625 was rendered for the reviews of its quarterly financial statements.. As of the date of this filing, the invoices are not completed for the fees for the preparation of the audited financial statements for the fiscal year ended December 31, 2004, and so those amounts are unknown.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice and tax planning were $0 and $0 for the fiscal years ended December 31, 2003, and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting for the fiscal years ended December 31, 2003, and 2004 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER GLOBAL HOLDINGS, CORP.

By:

/s/ Ray Hawkins
Ray Hawkins, President
Date: September 14, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Ray Hawkins
Ray Hawkins, Director
Principal Executive Officer
Date: September 14, 2005

/s/ Edwin Kwong
Edwin Kwong, Director
Principal Financial Officer
Principal Accounting Officer
Date: September 14, 2005

Financial Statements

JUPITER's audited Consolidated Financial Statements, as described below, are attached hereto.

1. Audited Financial Statements
(a) Auditor's Report
(b) Consolidated Balance Sheets
(c) Consolidated Statements of Operations and Deficit
(d) Consolidated Statements of Cash Flows
(e) Consolidated Statements of Stockholder's Deficiency
(f) Notes to Consolidated Financial Statements

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MORGAN & COMPANY
CHARTERED ACCOUNTANTS

To the Stockholders and Board of Directors
Jupiter Global Holdings Corp.
(Formerly Livestar Entertainment Group Inc.)

We have audited the accompanying consolidated balance sheets of Jupiter Global Holdings Corp. (formerly Livestar Entertainment Group Inc.) as at December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003, and the results of its operations and its cash flows for the periods indicated in conformity with U.S. generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has accumulated a deficit of $8,847,847, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its business activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 5(c) and Note 7(c) to the consolidated financial statements, the accompanying consolidated financial statements of Jupiter Global Holdings Corp. (formerly Livestar Entertainment Group Inc.) as at December 31, 2003 have been restated.

Vancouver, B.C. August 12, 2005	"Morgan & Company" Chartered Accountants

Tel 604.687.5841 Fax 604.687.0075 www.morgan-cas.com	Member of ACPA International	P.O. Box 100007 Pacific Centre Suite 1488-700 West Georgia Street Vancouver, B.C. V7Y 1A1

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2004	2003

		(Restated - Notes 5(c) & 7(c))
ASSETS
Current
Cash	$8,240	$14,892
Goods and Services Tax recoverable	3,757	6,621
Prepaid expense, advances and other	8,496	78,471
	20,493	99,984
Capital Assets (Note 3)	5,972	6,729
Advances Receivable (Note 4)	-	281,219

	$26,465	$387,932

LIABILITIES
Current
Accounts payable and accrued liabilities	$2,306,523	1,530,926
Loans and advances payable (Note 5)	738,581	397,913

	3,045,104	1,928,839

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Notes 6 and 7)
Authorized:
10,000,000,000 (2003: 100,000,000) common shares, par value $0.0001 per share
200,000,000 (2003: 200,000,000) preferred shares, par value $0.0001 per share

Issued and outstanding:
27,569,926 common shares at December 31, 2004 and 140 at December 31, 2003	2,757	-
80,060,000 series B preferred shares at December 31, 2004, Nil at December 31, 2003 and 1 Series A preferred share at December 31, 2004 and 2003	8,006	-

Additional paid-in capital	5,818,445	2,638,674

Accumulated Deficit	(8,847,847)	(4,179,581)

	(3,018,639)	(1,540,907)

	$26,465	$387,932

The accompanying notes are an integral part of these consolidated financial statements.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2004	2003

Revenue
Entertainment	$683,613	$500

Operating Costs	1,364,886	-

	(681,273)	500

Expenses
Administrative services	29,660	7,146
Amortization	33,521	3,173
Business development	444,597	348,113
Consulting	900,270	200,539
Foreign exchange	59,883	-
Investor relations	26,684	55,625
Marketing	10,120	-
Media design	-	1,435
Office, rent and sundry	276,593	112,643
Professional fees	304,111	104,174
Travel	134,248	38,658
Wages and benefits	1,767,306	85,505

	3,986,993	957,011

Loss Before The Following	(4,668,266)	(956,511)

Forgiveness Of Debt	-	46,655
Minority Interest In Loss Of Subsidiary	138,801	-
Losses In Excess Of Equity In Subsidiary	(138,801)	-

Net Loss For The Period	$(4,668,266)	$(909,856)

Net Loss Per Share, Basic and diluted	$(1.84)	$(14,442.00)

Weighted Average Number Of Common Shares Outstanding	2,536,592	63

The accompanying notes are an integral part of these consolidated financial statements.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2004	2003

Cash Flows From Operating Activities
Loss for the period from continuing operations	$(4,668,266)	$(909,856)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization	33,521	3,173
Stock based compensation	1,587,753	65,093
Issue of common stock for expenses	238,360	416,900

Change in working capital items:
Notes receivable	-	13,125
Goods and Services Tax recoverable	2,864	(835)
Prepaid expense	69,975	(78,126)
Accounts payable and accrued liabilities	899,997	251,159
Advances receivable written off as business development	281,219	(81,219)

	(1,554,577)	(320,586)

Cash Flows From Investing Activities
Purchase of capital assets	(32,764)	(1,672)

Cash Flows From Financing Activities
Shares issued for cash	1,138,021	320,124
Share subscriptions received	-	(1,450)
Loans and advances payable	442,668	18,444

	1,580,689	337,118

(Decrease) Increase In Cash	(6,652)	14,860

Cash, Beginning Of Period	14,892	32

Cash, End Of Period	$8,240	$14,892

Supplemental Disclosure Of Cash Flow Information (Note 11)
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

YEARS ENDED DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)
(Restated - Note 5(c) and Note 7(c))

	PREFERRED STOCK		PREFERRED STOCK
	SERIES A		SERIES B		COMMON STOCK
							ADDITIONAL PAID-IN
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2002	-	$-	-	$-	23	$-	$1,367,292	$(3,244,725)	$(1,877,433)

Shares issued for debt	-	-	-	-	38	-	244,265	-	244,265
Shares issued for services	-	-	-	-	46	-	416,900	-	416,900
Shares issued for cash	-	-	-	-	33	-	370,124	-	370,124
Shares issued as advance on acquisition (Note 4)	1	-	-	-	-	-	200,000	-	200,000
Shares redeemed (Series A preferred)	-	-	-	-	-	-	(25,000)	(25,000)	(50,000)
Stock based compensation	-	-	-	-	-	-	65,093	-	65,093
Loss for the year	-	-	-	-	-	-	-	(909,856)	(909,856)

Balance, December 31, 2003	1	-	-	-	140	-	2,638,674	(4,179,581)	(1,540,907)

Shares issued for debt	-	-	-	-	800,026	80	104,320	-	104,400
Shares issued for services	-	-	-	-	14,412,565	1,441	236,919	-	238,360
Shares issued for cash	-	-	-	-	12,356,802	1,236	1,136,785	-	1,138,021
Adjustment for fractional shares upon stock consolidations	-	-	-	-	393	-	-	-	-
Shares issued for debt to a director	-	-	80,060,000	8,006	-	-	113,994	-	122,000
Stock based compensation	-	-	-	-	-	-	1,587,753	-	1,587,753
Loss for the year	-	-	-	-	-	-	-	(4,668,266)	(4,668,266)

Balance, December 31, 2004	1	$-	80,060,000	$8,006	27,569,926	$2,757	$5,818,445	$(8,847,847)	$(3,018,639)

The accompanying notes are an integral part of these consolidated financial statements.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS

        a)    Organization

The Company was incorporated in the State of Nevada, U.S.A., on October 12, 2000. During the year ended December 31, 2004, the Company consolidated its issued and outstanding common shares on a 1 new share for 2,000,000 old share basis. The consolidation, otherwise known as a reverse stock split, happened over two periods as disclosed in note 6.

All common stock and per share amounts referred to in these consolidated financial statements have been adjusted to reflect the stock consolidations. In addition, subsequent to December 31, 2004, the Company changed its name to Jupiter Global Holdings Corp. from Livestar Entertainment Group Inc.

         b)   Business Activities

The Company was organized as a holding company to develop or acquire innovative ventures with an emphasis on serving the lifestyle needs of the 18 - 34 year Digital Generation through the production and marketing of lifestyle products and services. At this time, the Company’s focus is the continued advancement as a holding company with interests and developments in a diverse number of growing industries such as the VoIP telecom industry, promotional marketing industry and entertainment industry. The Company’s interests in the entertainment industry generated significant revenues during the year ended December 31, 2004. Accordingly, the Company is no longer classified as a development stage company.

During the year 2004, as part its Entertainment operations, the Company started and ceased Nightclub operations in Toronto, Canada under 1614718 Ontario Inc. operating as the Sequel Lounge. The Company recorded approximately $250,000 of revenue from those operations. In addition to its night club operations, live event revenues were incurred through the Company’s 51% owned subsidiary LIVE & Cool One, Inc. As a result of LIVE & Cool One’s significant losses incurred to date, and the Company’s inability to recover the minority interest share of losses, the Company has recorded 100% of the losses of LIVE & Cool One, Inc. since its inception in these consolidated financial statements.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS (Continued)

c)	Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at December 31, 2004, has accumulated a deficit of $8,847,847 and a working capital deficiency of $3,024,611. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products and services under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result if the Company is unable to realize its assets and settle its obligations in the normal course of business.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

        a)    Consolidation

These consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, RRUN Labs Incorporated, LIVESTAR Entertainment Canada Inc., 1615496 Ontario Ltd., 1614718 Ontario Inc., LIVESTAR Entertainment Establishment Ltd., LIVESTAR Entertainment Events International Inc., its 67% owned subsidiary, RAHX, Inc., and its 51% owned subsidiary LIVE & Cool One, Inc..

        b)    Investments

Investments in companies owned less than 20% are recorded at the lower of cost or fair market value.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Software Development Costs

The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, any additional costs are capitalized.

d)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)	Amortization

Capital assets are being amortized over their estimated useful lives on the straight-line basis at the following rates:

Computer equipment	3 years
Computer software	3 years
Office furniture and equipment	5 years

f)	Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees” (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 - “Accounting for Stock Based Compensation” (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

g)	Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, Goods and Services Tax recoverable, accounts payable and accrued liabilities, and loans and advances payable.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Financial Instruments (Continued)

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

h)	Net Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common stock equivalents including warrants, options and convertible instruments. Diluted loss per share equals loss per share as the exercise of any common stock equivalents would be anti-dilutive.

i)	Foreign Currency Translation

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

j)     Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. For the Company’s Live Events operations, revenues are recognized at the time the events are held.

For the Company’s Nightclub operations, revenues are recognized on the day services are performed and at point of sale for beverage products.

During the year 2004, the Company closed its Nightclub operations.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

k) Recently Issued Accounting Pronouncements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the Company’s calculation of the pro forma impact on net income of SFAS 123 included in the note for stock compensation.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the results of operations, financial position or cash flow.

3.	CAPITAL ASSETS

	2004

		ACCUMULATED	NET BOOK
	COST	AMORTIZATION	VALUE

Computer equipment	$14,897	$8,943	$5,954
Office furniture and equipment	7,663	7,645	18

	$23,016	$17,044	$5,972

	2003

			NET BOOK
		AMORTIZATION	VALUE

Computer equipment	$11,910	$6,420	$5,490
Office furniture and equipment	2,430	1,191	1,239

	$14,796	8,067	6,729

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

4. ADVANCES RECEIVABLE

On July 2, 2003, the Company issued 1,000,000 pre-consolidated Series A Convertible Preferred Shares for non cash consideration of $200,000 pursuant to a pending acquisition of a Nightclub Operation located in Toronto, Canada. In May 2004, the acquisition discussions evolved into a business lease arrangement which resulted in the above Series A Preferred Shares consideration, and $81,219 cash advanced to the nightclub owners, being expensed as a business development cost. On October 3, 2003, the Company redeemed 125,000 of the Series A Preferred Shares for $50,000 cash.

5. LOANS AND ADVANCES

All loans and advances payable are past due or are repayable within one year and are unsecured. As at the year ended 2004, loans and advances consisted of:

	2004	2003

Convertible Loans & Advances
- past due	$285,788	$12,970
- due within one year	226,576	380,269

	512,364	393,239
Non Convertible Loans & Advances	226,217	4,674

Total Loans & Advances Payable	$738,581	$397,913

The past due convertible loans and advances were issued in the years ended December 31, 2002 and 2001. They are now past due. The holders have not demanded payment. The amounts are non-interest bearing and are convertible at the option of the holder.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

5. LOANS AND ADVANCES (Continued)

a)	Of the Loans and Advances that are not convertible into Common Stock, additional details have been listed below:

	2004	2003
	AMOUNT	AMOUNT

Bears no interest	$81,385	$4,674
Bears no interest, paid Loan fee of $10,500	65,500	-
Bears an interest rate of 10% and paid loan fees of $6,000	62,000	-
Accrued Loan Fees on Convertible Debt	13,100	-
Accrued Interest to be paid on Convertible Debt	4,232	-

Total Loan & Advances Payable - non convertible	$226,217	$4,674

b)	All of the Loans and Advances convertible into Common Stock are convertible only at the option of the holder. Additional details are listed below:

	2004	2003
	AMOUNT	AMOUNT

Convertible at a rate to be agreed between the Company and the holder within 48 hrs of holder’s request for conversion, bears interest rate of 5%	$102,000	$-
Convertible at a rate to be agreed between the Company and the holder within 48 hrs of request for conversion, bears no interest rate	114,500	-
Convertible at a rate to be mutually agreed between the Company and the holder, bears no interest rate	10,076	-
Convertible at $0.02 per share, bears no interest	1,855	1,400
Convertible at $0.12 per share, bears no interest	12,479	11,570
Convertible after June 30, 2006 at $0.02 per share, bears no interest	160,796	271,087
Convertible after June 30, 2006 at $0.05 per share, bears no interest	110,658	109,182

Convertible loans and advances	$512,364	$393,239

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

5. LOANS AND ADVANCES (Continued)

$272,760 of the convertible loans and advances are due to related parties. During the year ended December 31, 2004, conversion privileges on $271,454 of the related party amounts were extended from June 30, 2004 to June 30, 2006.

The fair value of the convertible notes and advances at December 31, 2004 and 2003 is not determinable due to uncertainties relating to the timing and nature of eventual settlement.

c) The accompanying financial statements for the year ended December 31, 2003 have been restated to correct an error in the accounting for the beneficial conversion feature on the convertible notes.

Emerging Issues Task Force Release Nos. 98-5 and 00-27 state that any embedded beneficial conversion features present in convertible securities should be valued separately at issuance. The embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. The Emerging Issues Task Force observed that in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds allocated to the convertible instrument. In those situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. For convertible instruments that have a stated redemption date (such as term debt) the discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

In correcting the accounting for the convertible notes to apply the provisions of the above pronouncements, the Company recorded a discount on the convertible debentures in the amount of $271,742 and $3,900 in the years ended December 31, 2002 and 2001 respectively. This discount has been accreted to interest expense.

The restatement had the effect of increasing the previously reported deficit at December 31, 2003 and 2002 by the $275,642 amount of the discount, and increasing additional paid in capital by the same amount. The restatement had no effect on the previously reported loss or loss per share for the year ended December 31, 2003.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

6. CAPITAL STOCK

On June 23, 2003, the Company amended its articles of incorporation to increase its authorized common stock from 100,000,000 to 250,000,000 shares, and on December 3, 2003 from 250,000,000 to 1,000,000,000 shares. On June 24, 2004, the company amended its authorized common stock from 1,000,000,000 shares to 10,000,000,000 shares.

During the year ended December 31, 2004, the Company completed common stock consolidations of 1,000 shares for 1 share on September 1, 2004 and 2000 shares for 1 share on November 8, 2004. All references to common shares and per share amounts in these Financial Statements have been adjusted to reflect the effect of these consolidated stock consolidations.

7.  CONVERTIBLE PREFERRED STOCK
On June 23, 2003, the Company amended its articles of incorporation to authorize 200,000,000 shares of Preferred stock.

a)
On July 2, 2003, the Company issued 1,000,000 pre-consolidated Series A Convertible Preferred Shares for non cash consideration of $200,000 pursuant to a pending acquisition of a Nightclub Operation located in Toronto, Canada. In May 2004, the acquisition discussions evolved into a business lease arrangement which resulted in the above Series A Preferred Shares consideration, and $81,219 cash advanced to the nightclub owners, being expensed as a business development cost. On October 3, 2003, the Company redeemed 125,000 of the pre-consolidated Series A Preferred Shares for $50,000 cash.

Series A Preferred Shares have Conversion & Voting Rights of 40 Common Shares for 1 Preferred Share. During the year ended December 31, 2004, Series A Preferred Shares experienced the same 2,000,000:1 consolidation as the common stock, leaving 1 Series A Preferred Share outstanding at December 31, 2004.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

7. CONVERTIBLE PREFERRED STOCK (Continued)

b)
On May 27, 2004, the Company issued 60,000,000 Series B Preferred Stock for the cancellation of $102,000 of debt owed to a director. Series B Preferred Stock has a Conversion Right of 1 Common Share for 1 Preferred Share and are convertible at the option of the holder for a period of 10 years from the date of issuance. Series B convertible preferred stock has Voting Right of 50 Common Shares for 1 Preferred Share. During the first consolidation of common stock in 2004, these shares were consolidated on a 1 for 1,000 shares basis, leaving 60,000 post consolidation Series B Preferred Shares outstanding. On October 12, 2004, the rights of the Series B Preferred Shares were amended to include Anti-dilutive rights; and thus, the 60,000 Series B Preferred Shares were not subject to the 2000:1 share consolidation of November 8, 2004. On October 19, 2004, the Company issued an additional 80,000,000 Series B Preferred Shares for non cash consideration of the cancellation of $20,000 of debt owed to a director.

Dividends shall be paid with respect to shares of Series B convertible Preferred Stock only as dividends are paid with respect to the shares of common stock of the corporation. Shares of Series B convertible preferred stock shall only receive dividends to which they would be entitled if they were converted into shares of common stock immediately prior to the payment of the dividend.

As a result of the issuance of the 80,060,000 Series B preferred shares to a director of the Company, the director holds voting rights of the equivalent of 4,003,000,000 common shares which as at December 31, 2004 represents 99% of total shareholder votes available.

c)
The accompanying financial statements for the year ended December 31, 2003 have been restated to correct an error in the accounting treatment of the October 3, 2003 redemption by the Company of 125,000 Series A convertible preferred shares. Pursuant to APB #6, when a corporation’s stock is purchased for retirement an excess of purchase price over par or stated value may be allocated between capital surplus and retained earnings. The portion of excess allocated to capital surplus is limited to the sum of (a) all capital surplus arising from previous retirements and net gains on sales of treasury stock of the same issue, and (b) the pro-rata portion of capital surplus paid in on the same issue. The Company retroactively adjusted additional paid-in capital for the $25,000 pro-rata portion of the $50,000 cash repurchase of Series A convertible preferred stock. The restatement has no effect on previously reported loss or loss per share.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

8.	STOCK OPTIONS AND WARRANTS OUTSTANDING

a)	Stock options

On January 30, 2004, March 5, 2004, May 6, 2004, June 28, 2004, August 2, 2004, and November 3, 2004 respectively, the Board of Directors approved six Employee Stock Incentive Plans (“ESIP”) for the Year 2004 under which designated officers and employees of the Company and its subsidiaries may be granted stock options. The plans are administered by the Company’s Board of Directors, who have substantial discretion to determine the persons, amounts, time of exercise, price, exercise terms, and restrictions on the options.

ESIP plans 1 to 4 are variable stock option plans. The minimum exercise price for options granted under the plans is 85% of the fair market value of the underlying common stock on the date of exercise of the option. The Company records 15% of the market value of the underlying shares on the date of exercise as the intrinsic value of these options.

ESIP plans 5 and 6 are fixed stock option plans. The exercise price for options granted is a minimum of 85% of the fair market value of the underlying common stock on the date of grant. The Company records 15% of the market value of the underlying shares on the date of grant as the intrinsic value of these options.

Under the plans above, the Company was authorized to grant up to a total of 5,780,856,390 common shares. Options granted under these plans have a 10 year expiry, and vest immediately. At December 31, 2004, 5,730,840,000 employee options remained available for grant.

On January 5, 2005, the Company amended ESIP No. 6 to deregister 4,493,000,000 common shares authorized to be issued pursuant to option grants, and as a result, 1,237,840,000 employee options remained available for grant under these plans.

The amounts of options then available for grant under the plans were proportionately adjusted as a result of the 2004 stock consolidation for ESIP plans 1 to 3. For ESIP plans 4 to 6, the options available for grant were not affected by the stock consolidation.

During the year ended December 31, 2004, 12,356,802 options were exercised on behalf of employees on a cashless basis through an outside broker for proceeds to the Company of $1,138,021.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

8.	STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

a)	Stock options (Continued)

As at December 31, 2004, options were outstanding and exercisable for the purchase of common shares as follows:

NUMBER OF SHARES	GRANT DATE PRICE PER SHARE	EXPIRY DATE

2	$200,000	February 8, 2005
262,500	$0.025	November 10, 2014
13,397,100	$0.009	November 2, 2014
24,000,000	$0.011	December 1, 2014

37,659,602

A summary of the changes in stock options for the years ended December 31, 2004 and 2003 is presented below:

	NUMBER OF OPTIONS	GRANT DATE WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2002	14	$320,000

Granted	34	14,209
Exercised	(31)	(14,697)
Expired	(10)	(368,000)

Balance, December 31, 2003	7	126,215

Granted	51,076,534	0.08
Exercised	(12,356,802)	(0.23)
Expired	(1,060,137)	(0.62)

Balance, December 31, 2004	37,659,602	$0.02

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

8.	STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

b)	Share Purchase Warrants

As at December 31, 2004, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE

1	$20,000	May 28, 2006
2	$50,000	July 15, 2005
2	$100,000	July 15, 2005
2	$120,000	May 28, 2005
3	$200,000	February 6, 2005
2	$400,000	April 30, 2005
1	$400,000	May 16, 2005
1	$500,000	January 17, 2005
1	$500,000	March 31, 2005
1	$800,000	May 16, 2005
1	$1,000,000	March 20, 2005
1	$1,000,000	May 16, 2005
1	$1,500,000	May 16, 2005
1	$2,000,000	March 20, 2005
2	$6,000,000	September 17, 2006

22

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

8.	STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

b)	Share Purchase Warrants (Continued)

A summary of the changes in shares which may be purchased on exercise of warrants for the year ended December 31, 2004 is presented below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2001	24	$1,208,333

Granted	20	488,000
Exercised	(2)	(400,000)
Cancelled	(1)	(120,000)

Balance, December 31, 2002	41	922,927

Granted	1	20,000

Balance, December 31, 2003	42	901,429

Cancelled	(20)	(810,000)

Balance, December 31, 2004	22	$984,545

At December 31, 2004, a total of 22 warrants remain issued and outstanding, and underlie the shares listed in the table above.

9.	STOCK BASED COMPENSATION

a)	Non-Employees

On March 12, 2004, the Board of Directors approved the 2004 Compensation Plan for Consultants and Others, for the issue to employees and consultants of up to 75 shares of common stock at a price of $4,000 for fees for services performed or to be performed. Pursuant to the plan, 65 shares have been issued for services and a total of 10 shares remain available for issuance under the plan at December 31, 2004.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

9.	STOCK BASED COMPENSATION (Continued)

a)	Non-Employees (Continued)

On July 1, 2004, the Board of Directors approved the Non-Employee Director and Consultants Retainer Stock Plan (“NESP”),No. 1,for the issue to employees, directors and consultants of up to 350,000 shares of common stock at a price of $0.0007 for fees for services performed or to be performed. The Company transferred the 350,000 authorized common shares available for grant to the ESIP Plan #4 (Note 8(a)). No common shares remain to be issued under NESP No.1.

On August 2, 2004, the Board of Directors approved NESP No. 2 for the issue to employees, directors and consultants of up to 975,012,500 shares of common stock at a price of $0.0002 for fees for services performed or to be performed. During the year, 15,212,500 common shares were issued for services and the settlement of debt. . 959,800,000 shares remain available for issue under the plan at December 31, 2004.

On November 3, 2004, the Board of Directors approved NESP No. 3 for the issue to employees, directors and consultants of up to 500,000,000 shares of common stock at a price of $0.0001 for fees for services performed or to be performed. No shares were issued under this plan during the year. On January 5, 2005, the Board of Directors reduced the number of the common shares available for this Plan. As a result of this amendment, 3,000,000 shares remain available for issue under the Plan at January 5, 2005.

In addition to the plans above, a total of 26 common shares were issued during the year to settle outstanding debt.

Shares issued to non-employees are recorded at the market price of the shares on the date service agreements are entered into. In 2004, the Company recorded $238,360 (2003 - $416,900) of non-cash consulting expense.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

9.	STOCK BASED COMPENSATION (Continued)

b)	Employees

During the period ended December 31, 2004, the Company recorded stock based compensation of $1,587,753 as wages and benefits in the consolidated statement of operations. Of the amount expensed, $457,404 represents the intrinsic value of the options granted and exercised under the various ESIP plans (Note 8(a)). In addition, the Company recorded $1,130,349 for additional benefit provided to employees resulting from lower exercise proceeds received by the Company than the 85% of the fair market value on the date of grant as specified under the terms of ESIP plan 5.

For options granted and exercised during 2004, fair value approximates the recorded amounts due to their limited term, generally less than two weeks. The fair value of the options granted and outstanding at the end of the year were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003

Risk-free interest rate	1.97%	3.10%
Expected term of options	4 months	1 week
Expected volatility	311%	41% - 432%
Dividend yield	Nil	Nil

Black-Scholes is a widely accepted stock option pricing model. However, the ultimate value of stock options granted will depend on the actual lives of the options and future price levels of the Company’s stock.

Had the Company determined compensation cost based on fair values for its employees stock options, the net loss would have increased by $211,502 for the period ended December 31, 2004, (2003 - $69,942) as indicated below:

	2004	2003

Net loss, as reported	$(4,668,266)	$(909,856)

Add: Stock based compensation expense included in net loss, as reported	1,587,753	65,093

Deduct: Stock based compensation expense determined under fair value method	(1,799,255)	(135,035)

Net loss, pro-forma	$(4,879,768)	$(979,798)

Net loss per share (basic and diluted), as reported	$(1.84)	$(14,442)

Net loss per share (basic and diluted), pro-forma	$(1.92)	$(15,553)

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

10.	RELATED PARTY TRANSACTIONS

a)	Included in accounts payable at December 31, 2004 is $523,203 (2003 - $546,152) owing to directors or companies controlled by directors.

b)	Included in loans and advances payable at December 31, 2004 is $351,289 (2003 - $373,009) owing to directors or a companies controlled by directors.

c)
During the year ended December 31, 2004, the Company incurred $200,004 (2003 - $200,285) in consulting and business development expenses with directors and $14,000 in consulting expense paid to a brother of a director (2003 - $NIL).

d)During the year ended December 31, 2004, the Company incurred $26,456 (2003 - $9,854) in administration, office, and equipment rental expenses with companies controlled by directors.

11.	SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES

During the years ended December 31, 2004 and 2003, the Company had the following non-cash financing and investing activities:

	2004	2003

Shares issued for debt and services	$342,760	$661,165

Series B convertible preferred shares issued for debt owing to a director	$122,000	$-

Series A convertible preferred shares issued as an advance on an acquisition	$-	$200,000

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

12.	COMMITMENTS

a)
During the years ended December 31, 2004 and 2003, the Company executed Management Services Memorandums with two separate companies controlled by two directors to provide Management Services effective on January 1, 2004 and November 1, 2003, respectively. The memorandums provide for performance bonuses and total annual compensation as follows:

Year ended December 31, 2005	$200,000
Year ended December 31, 2006	$200,000
Year ended December 31, 2007	$0

b)	During the year ended December 31, 2004, the Company signed consulting agreements for services to be performed in the next fiscal year totalling $185,200, of which $12,000 is due to a related party.

c)
During the year ended December 31, 2004, the Company signed short term lease agreements for office space, and related services, in both Las Vegas, Nevada, and Vancouver, British Columbia. The agreements provide for payments as follows:

Year ended December 31, 2005	$30,708
Year ended December 31, 2006	$0
Year ended December 31, 2007	$0

d)
Pursuant to an agreement dated December 28, 2004 with Global Bancorp Inc., the Company has a commitment to acquire 800 shares of VOXBOX Telecom Inc. (a Nevada incorporated company) for a cash consideration of $40,000 (Note 14(c)).

e)
During the year ended December 31, 2004, the Company entered into a business lease agreement to pay CDN$5,500 per month for a term of five years beginning April 1, 2004 to lease the Sequel Lounge Nightclub in Toronto, Canada. The Company defaulted on its lease payments and, subsequent to December 31, 2004, entered into a settlement agreement to pay, on or before June 30, 2005, CDN$414,000 to the lessor in settlement of the business lease agreement. The amount has been accrued as at December 31, 2004 and expensed as an operating cost in the consolidated statement of operations. Subsequent to December 31, 2004, approximately CDN$ 400,000 has been paid to this settlement.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

13.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2004	2003

Statutory rate	34%	34%

Provision for income taxes based on statutory rate	$(1,580,000)	$(309,000)
Non-deductibles	384,000	(22,000)

Income tax recovery	(1,196,000)	(331,000)
Unrecognized benefit of operating loss carry forwards	1,196,000	331,000

Income tax recovery	$-	$-

Significant components of the Company’s future tax assets based on statutory tax rates are as follows:

	2004	2003

Future tax assets
Loss carryforwards	$2,520,000	$1,318,000
Valuation allowance	(2,520,000)	(1,318,000)

	$-	$-

The Company has approximately $7,413,000 (2003 - $3,875,000) of operating loss carryforwards which expire beginning in 2020.

The Company has provided a valuation allowance against its deferred tax assets given that it is more likely than not that these benefits will not be realized.

14.	BUSINESS SEGMENTS

The Company currently operates in a single business segment, “Entertainment”, in a single geographic area, North America.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

15.	SUBSEQUENT EVENTS

a) Subsequent to December 31, 2004, the Company granted stock options to employees to acquire up to 2.192.000.000 shares of common stock at various exercise prices between $0.0003 and $0.025 per share. Of the stock options granted 160,000,000 have been cancelled, and 1,194,023,175 have been exercised providing proceeds to the Company of $882,913.

b) In January 2005, the Company entered into an Agreement and Plan of Acquisition to acquire 60% of the issued and outstanding shares of Promo Staffing.com LLC. (“Promo Staffing”) of Miami, Florida. Consideration for the acquisition will consist of the issuance of 92,307,692 shares of common stock to the sole shareholder of Promo Staffing. The common stock was held by the attorney for the Company until the Company and Promo Staffing finalized the valuation of Promo Staffing.

In April 2005, the Company entered into an Amended and Restated Agreement and Plan of Acquisition to acquire 60% of the issued and outstanding shares of “Promo Staffing”. Consideration for the acquisition will consist of the issuance of 64,615,352 shares of common stock to the sole shareholder of Promo Staffing valued at $588,000. As per the Amended and Restated Agreement and Plan of Acquisition, 27,692,341 common shares previously held with the attorney of the Company were cancelled and returned to the authorized capital of the Company. Per the agreement, the Company is responsible for providing audited financial statements of Promo Staffing within 75 days of closing.

In addition, the Company agreed to provide $600,000 in convertible debt financing to Promo Staffing in ten monthly instalments of $60,000 each beginning within 30 days of the filing of audited financial statements of Promo Staffing.

Pursuant to a Joint Venture agreement dated December 28, 2004 between the Company and an unrelated company Global Bancorp Inc (“Global”), the Company acquired 800 shares of VOXBOX Telecom Inc. (“VOXBOX”), a Nevada incorporated company for cash consideration of $40,000. Per the agreement, the Company had the right to purchase an additional 8,400 shares of VOXBOX from Global (the sole shareholder of VOXBOX) for $420,000 cash over a twelve month period beginning upon the establishment of VOXBOX. VOXBOX was incorporated on January 27, 2005. At the time of the incorporation, VOXBOX is related to the Company by virtue of having a director in common.

Pursuant to a stock purchase agreement dated June 16, 2005 between the Company and Global, the Company sold the 800 shares of VOXBOX and the right to purchase the additional 8,400 shares of VOXBOX back to Global in exchange for 5,000,000 common shares of Global which were valued at $50,000, and rights to purchase up to 50% of the issued and outstanding common shares of Global up to June 16, 2008.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

15. SUBSEQUENT EVENTS (Continued)

d) In January 2005, the Company issued 37,712,154 common shares at $0.0013 per share for the reduction of debt in the amount of $49,026.

e) Subsequent to December 31, 2004, the Company issued 94,500,000 common shares for consulting services provided in the amount of $(131,800).

f) The Company entered into a financing agreement whereby a lender may provide financing subject to potential milestones imposed on the Company by the lender being met. The Company received $100,000 in February 2005 and issued a convertible promissory note to the lender. The note is convertible at the option of the holder into common shares of the Company at the conversion price of $0.016 per share. The note is payable on February 16, 2006 and bears interest at 8% per annum.

g) On February 22, 2005, the Company signed a letter of intent in respect of an offer to purchase up to 80% of the equity in a private Georgia based company for $1,360,000, subject to due diligence procedures being carried out and execution of a final agreement.

h) See also Note 12(e).