Form 10QSB
period 2005-03-31
Jupiter Global Holdings Corp
filed 2005-09-21
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(2) has been subject to such filing requirements for the past 90 days.

Yes ( ) No ( X )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of March 31, 2005
$0.0001 par value Common Stock	219,909,772

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2005	2004

ASSETS
Current
Cash	$-	$8,240
Goods and Services Tax recoverable	6,700	3,757
Prepaid expense, advances and others	874,562	8,496

	881,262	20,493
Investments (Note 5)	420,000	-
Capital Assets	3,114	5,972

	$1,304,376	$26,465

LIABILITIES
Current
Bank Indebtedness	$1,253	$-
Accounts payable and accrued liabilities	2,356,055	2,306,523
Loans and advances payable (Note 4)	1,211,898	738,581

	3,569,206	3,045,104

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
10,000,000,000 common shares, par value $0.0001 per share
200,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
219,909,772 common shares at March 31, 2005 and 27,569,926 at December 31, 2004	21,991	2,757
80,060,000 series B preferred shares and 1 Series A preferred share at March 31, 2005, and December 31, 2004	8,006	8,006

Additional paid-in capital	7,159,177	5,818,445

Deficit	(9,454,004)	(8,847,847)
	(2,264,830)	(3,018,639)

	$1,304,376	$26,465

The accompanying notes are an integral part of these consolidated financial statements.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2005	2004

Revenue	$55	$58,100

Expenses
Administrative services	8,402	1,056
Amortization	2,858	589
Consulting	204,240	104,440
Equipment leases	-	9,401
Foreign exchange gain	(4,584)	-
Investor relations	9,348	-
Marketing	1,550	7,300
Media design	-	1,171
Office, rent and sundry	112,466	28,809
Professional fees	57,830	37,077
Travel	16,995	23,593
Wages and benefits	197,107	117,959
	606,212	331,395

Loss Before The Following	(606,157)	(273,295)

Minority Interest In Loss Of Subsidiary	(437)	-
Losses in Excess of Equity in Subsidiary	437	-

Net Loss For The Period	$(606,157)	$(273,295)

Net Loss Per Share Before Discontinued Operations, Basic and diluted	$(0.01)	$(2,135.12)

Net Loss Per Share, Basic and diluted	$(0.01)	$(2,135.12)

Weighted Average Number Of Common Shares Outstanding	137,862,804	128

The accompanying notes are an integral part of these consolidated financial statements.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2005	2004

Cash Flows From Operating Activities
Loss for the year from continuing operations	$(606,157)	$(273,295)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization	2,858	589
Stock based compensation	169,800	44,778
Shares issued for expenses	30,905	-
Beneficial conversion feature of convertible notes recorded as interest expense (note 5)	81,250	-
Accounts receivable	-	(4,580)
Goods and Services Tax recoverable	(2,943)	(1,266)
Prepaid Expense, advances and others	(17,666)	(6,939)
Notes receivable		-
Accounts payable and accrued liabilities	168,253	26,068
	(173,700)	(214,645)

Cash Flows From Investing Activities
Purchase of capital assets	-	(367)
Advances receivable	-	(117,979)
	-	(118,346)

Cash Flows From Financing Activities
Loans and advances payable	57,217	89,654
Shares issued for cash	106,990	267,521
	164,207	357,175

(Decrease) Increase In Cash	(9,493)	24,184

Cash, Beginning Of Period	8,240	14,892

(Bank Indebtedness) Cash, End Of Period	$(1,253)	$39,076

Supplemental Disclosure of Non Cash Financing and Investing Activities
Debt issued for acquisition of investments	$420,000	$-
Shares issued for debt	118,721	-
Shares issued for deposit towards acquisition of investments	840,000	-

Supplemental Disclosure of Cash Flow Information
Interest Paid	$-	$-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto.

2.	STOCK OPTIONS AND WARRANTS OUTSTANDING

a) Stock options

As at March 31, 2005, options were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE

1,235,000	$0.009	November 20, 2014
23,104,600	$0.011	November 29, 2014
12,000,000	$0.029	February 17, 2015

36,339,600

In accordance with the vesting provisions of these agreements, 36,339,600 stock options are exercisable at March 31, 2005.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	STOCK OPTIONS AND WARRANTS OUTSTANDING (CONT.)

A summary of the changes in stock options for the period ended March 31, 2005 is presented below:

	NUMBER OF OPTIONS	GRANT DATE WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2002	14	$320,000

Granted	34	14,209
Exercised	(31)	(14,697)
Expired / Cancelled	(10)	(368,000)

Balance, December 31, 2003	7	126,215

Granted	51,076,534	0.08
Exercised	(12,356,802)	(0.23)
Expired / Cancelled	(1,060,137)	(0.62)

Balance, December 31, 2004	37,659,602	$0.02

Granted	12,000,000	0.03
Exercised	(13,320,000)	0.01
Expired / Cancelled	(2)	200,000

Balance, March 31, 2005	36,339,600	0.01

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	STOCK OPTIONS AND WARRANTS OUTSTANDING (CONT.)

b) Share Purchase Warrants

As at March 31, 2005, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE

1	$20,000	May 28, 2006
2	$50,000	July 15, 2005
2	$100,000	July 15, 2005
2	$120,000	May 28, 2005
2	$400,000	April 30, 2005
1	$400,000	May 16, 2005
1	$800,000	May 16, 2005
1	$1,000,000	May 16, 2005
1	$1,500,000	May 16, 2005
2	$6,000,000	September 17, 2006

15

The shares above underlie a total of 15 warrants and they expire between May 16, 2005 and September 17, 2006.

A summary of the changes in share purchase warrants for the year ended March 31, 2005 is presented below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2001	24	$1,208,333

Granted	20	488,000
Exercised	(2)	(400,000)
Cancelled	(1)	(120,000)

Balance, December 31, 2002	41	922,927

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	STOCK OPTIONS AND WARRANTS OUTSTANDING (CONT.)

b) Share Purchase Warrants (cont.)

Balance, December 31, 2002	41	922,927

Granted	1	20,000

Balance, December 31, 2003	42	901,429

Cancelled	(20)	(810,000)

Balance, December 31, 2004	22	$984,545

Cancelled	(7)	657,143

Balance, March 31, 2005	15	$1,137,333

3. STOCK BASED COMPENSATION

During the period ended March 31, 2005, the Company granted stock options to officers and employees to acquire up to 12,000,000 shares of common stock at a weighted average exercise prices of $0.029 per share, expiring in February 2015. All of these options vest immediately.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.40%, expected volatility of 94%, an expected option life of 20 weeks, and no expected dividends. Had the Company determined compensation cost based on the fair value at the date of grant for its employees stock options, the net loss would have increased by $78,404 for the period ended March 31, 2005. During the period ended March 31, 2005, the Company recognized stock based compensation for the intrinsic value of employee awards in the amount of $169,800.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

3. STOCK BASED COMPENSATION (CONT.)

	2005	2004

Net loss, as reported	$(606,157)	$(273,295)

Add: Stock based compensation expense included in net loss, as reported	198,545	44,778

Deduct: Stock based compensation expense determined under fair value method	(276,949)	(106,516)

Net loss, pro-forma	$(684,561)	$(335,033)

Net loss per share (basic and diluted), as reported	$(0.01)	$(2,135.12)

Net loss per share (basic and diluted), pro-forma	$(0.01)	$(2,617.45)

4. LOANS AND ADVANCES PAYABLE

All loans and advances payable are past due or are repayable within one year and are unsecured. As at the period ended March 31, 2005, loans and advances consisted of:

	2005	2004

Convertible Loans & Advances
- past due	$340,718	$285,788
- due within one year	275,264	226,576

Non Convertible Loans & Advances	595,916	226,217

Total Loans & Advances Payable	$1,211,898	$738,581

The past due convertible loans and advances were issued in the years ended December 31, 2004, 2002 and 2001. They are now past due. The holders have not demanded payment. The amounts are non-interest bearing and are convertible at the option of the holder.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

4. LOANS AND ADVANCES PAYABLE (CONT.)

a)	Of the Loans and Advances that are not convertible into Common Stock, additional details have been listed below:

	2005	2004
	AMOUNT	AMOUNT

Bears no interest	$452,079	$81,385
Bears no interest, with Loan fee of $10,500	65,500	65,500
Bears an interest rate of 10% and with loan fees of $6,000	60,000	62,000
Accrued Loan Fees on Convertible Debt	11,919	13,100
Accrued Interest to be paid on Convertible Debt	6,418	4,232

Total Loan & Advances Payable - non convertible	$595,916	$226,217

b)	All of the Loans and Advances convertible into Common Stock are convertible only at the option of the holder. Additional details are listed below:

	2005	2004
	AMOUNT	AMOUNT

Convertible at a rate to be agreed between the Company and the holder within 48 hrs of holder’s request for conversion, bears interest rate of 5%	$102,000	$102,000
Convertible at a rate to be agreed between the Company and the holder within 48 hrs of request for conversion, bears no interest rate	122,688	114,500
Convertible at a rate to be mutually agreed between the Company and the holder, bears no interest rate	10,076	10,076
Convertible at $0.02 per share, bears no interest	1,843	1,855
Convertible at $0.12 per share, bears no interest	12,401	12,479
Convertible after June 30, 2006 at $0.02 per share, bears no interest	156,818	160,796
Convertible after June 30, 2006 at $0.05 per share, bears no interest	110,156	110,658
Convertible at Feb 16, 2005 at $0.016 per share, bears 8% interest	100,000	-

Convertible loans and advances	$615,982	$512,364

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

b)	$338,016 of the convertible loans and advances are due to related parties.

The fair value of the convertible notes and advances at March 31, 2005, and December 31, 2004 is not determinable due to uncertainties relating to the timing and nature of eventual settlement.

c) Emerging Issues Task Force Release Nos. 98-5 and 00-27 state that any embedded beneficial conversion features present in convertible securities should be valued separately at issuance. The embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. The Emerging Issues Task Force observed that in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds allocated to the convertible instrument. In those situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. For convertible instruments that have a stated redemption date (such as term debt) the discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

During the period ending March 31, 2005, the Company recorded a discount on a convertible debenture in the amount of $81,250. This amount has been accreted to interest expense.

5. INVESTMENTS

a) In January 2005, the Company entered into an Agreement and Plan of Acquisition to acquire 60% of the issued and outstanding shares of Promo Staffing.com LLC. (“Promo Staffing”) of Miami, Florida. A consideration of 92,307,692 shares of common stock valued at $840,000 was issued to the sole shareholder of Promo Staffing as a deposit for the acquisition. The common stock was held by the attorney for the Company until the Company and Promo Staffing finalized the valuation of Promo Staffing.

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

b) Pursuant to the Joint Venture agreement dated December 28, 2004 between the Company and an unrelated company Global Bancorp Inc (“Global”), the Company is committed to acquire 800 shares of VOXBOX Telecom Inc. (“VOXBOX”), a Nevada incorporated company for cash consideration of $40,000. In addition, the Company agreed to purchase an additional 8,400 shares of VOXBOX for $420,000 cash over a twelve-month period beginning upon the establishment of VOXBOX. Pursuant to this agreement, in February 2005, the Company issued a $420,000 Promissory Note to VOXBOX Telecom for the delivery of 8,400 shares. In May 2005, the Company completed the purchase of 800 shares of VOXBOX as agreed.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly Livestar Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

Pursuant to a stock purchase agreement dated June 16, 2005 between the Company and Global, the Company subsequently sold the 800 shares of VOXBOX and the right to purchase the additional 8,400 shares of VOXBOX back to Global in exchange for 5,000,000 common shares of Global which were valued at $50,000, and rights to purchase up to 50% of the issued and outstanding common shares of Global up to June 16, 2008.

6. RELATED PARTY TRANSACTIONS

a) Included in accounts payable at March 31, 2005 is $536,753 (December 31, 2004 - $523,203) owing to directors or companies controlled by directors.

b) Included in loans and advances payable at March 31, 2005 is $338,016 (December 31, 2004 - $351,289) owing to directors or companies controlled by directors.

c) During the period ended March 31, 2005, the Company incurred $52,500 (March 31, 2004 - $Nil) in consulting and business development expenses with directors.

d) During the period ended March 31, 2005, the Company incurred $12,710 (March 31, 2004 - $Nil) in administration, office, and equipment rental expenses with a company controlled by a director.

7. SUBSEQUENT EVENT

a) Subsequent to March 31, 2005, the Company granted stock options to employees to acquire up to 2,180,000,000 shares of common stock at various exercise prices between $0.0003 and $0.025 per share. Of the stock options granted 160,000,000 have been cancelled, and 1,180,703,175 have been exercised providing proceeds to the Company of $577,378.

b) Subsequent to March 31, 2005, the Company issued 45,500,000 common shares for consulting services provided in the amount of $22,800.

c) Subsequent to March 31, 2005, the Company has paid approximately CDN$ 400,000 of the CDN$414,000 settlement of the business lease agreement for the Sequel Lounge Nightclub in Toronto, Canada.

d) On September 13, 2005, the Company entered into a definitive Agreement and Plan of Acquisition with Macro Communications Inc. (“Macro”) to acquire 80% of Macro (the “Shares”) for the purchase consideration of $2,000,000. An initial purchase consideration of $70,000 is to be paid by the Company to Macro prior to the signing of the Agreement with a subsequent issuance of a Promissory Note for $1,930,000. The Promissory Note shall be paid in monthly installments, with shares of Macro as security.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005

For the three-month period ended March 31, 2005, the Company earned revenues of $55. The revenues were related to interest earned from bank balances.

During the three month period ended March 31, 2005, the Company incurred operational expenses of $606,212. These operating expenses included: consulting fees of $204,240, $197,107 in wages and benefits, and professional fees of $57,830 for the three month period ending March 31, 2005. The company continues to incur significant consulting costs, which includes business development, in its effort to develop, refine and implement its business strategy and plan.

During the three month period ended March 31, 2005, the Company incurred a net loss from operations of $606,157.

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2004.

For the three month period ended March 31, 2005, the Company earned revenues of $55, as compared to revenues of $58,100 for the same period ended March 31, 2004. The revenues in 2005 are from interest revenue from bank balances.

For the three month period ended March 31, 2005, the Company incurred operational expenses of $606,212, as compared to $331,395 during the same period in 2004. These operating expenses included: consulting fees expenses of $204,240 and $104,440; wages & benefits of $197,107 and $117,959, and professional fees of $57,830 and $37,077 for the three month period ended March 31, 2005, and 2004, respectively. The increase in expenses from March 31, 2005 as compared to the same period in 2004 is due to the increased level of business development and compliance activities in the Company.

The Company incurred a net loss from operations of $606,157 for the fiscal quarter ended March 31, 2005, as compared to $273,295 for the same period in 2004.

Liquidity and Financial Condition As Of March 31, 2005

We had cash-on hand of $0 as of March 31, 2005.

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

CAPITAL REQUIREMENTS

We believe that the Promo Staffing acquisition will require approximately a minimum of $600,000 for the acquisition, plus approximately $100,000 in legal, accounting and administrative expenses. In addition, our the VOXBOX venture development will require a minimum of another $500,000 plus approximately $100,000 in legal, accounting and administrative expenses.. This is a minimum total of approximately $1,300,000 that will be required in the next quarter. In the following two quarters, we plan to execute one or two additional acquisitions or venture developments. We believe that the cost of a second and third acquisition or development project will be approximately a minimum of $1,000,000 each and that approximately another $100,000 minimum each will be required for the same purposes as listed above for the first acquisition or development and for working capital and general corporate purposes. The Company believes it will require approximately $1,000,000 to continue productive development of its live events business unit, including the cost of live event acquisitions or development and their subsequent integration throughout the year of 2005. Thus, we anticipate needing a minimum of $4,500,000 of investment capital during the balance of the fiscal year.

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

In February, 2005 the Company entered into a financing agreement whereby a lender may provide financing subject to potential milestones imposed on the Company by the lender being met. The Company received $100,000 in February 2005 and issued a convertible promissory note to the lender. The note is convertible at the option of the holder into common shares of the Company at the conversion price of $0.016 per share. The note is payable on February 16, 2006 and bears interest at 8% per annum.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

In March 2005, FU Associates Ltd. filed a lawsuit in the Toronto Small Claims Court in the city of Toronto, Ontario. The action concerned an alleged claim for unpaid invoices. The suit names the Company and two subsidiaries of the Company (Livestar Entertainment Canada, Inc. and 1615496 Ontario Ltd.) as defendants. The amount of the lawsuit is $8175.25 CDN, not including court imposed interest, costs and disbursements pursuant to Small Claims Court Rules.

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

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In January 2005, the Company deregistered a total of 4,900,000,000 shares from it’s previously registration under Form S-8. These options and shares were to be issued pursuant to the EMPLOYEE STOCK INCENTIVE PLAN FOR THE YEAR 2004 NO. 6 and the NON-EMPLOYEE DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN FOR THE YEAR 2004 NO.3.

In January 2005, the Company entered into an Agreement and Plan of Acquisition to acquire 60% of the issued and outstanding shares of Promo Staffing.com LLC. (“Promo Staffing”) of Miami, Florida.

In February 2005, the Company’s wholly owned subsidiary 1614718 Ontario Inc. entered into a Settlement Agreement with 1485684 Ontario Limited in settlement of the business lease agreement (for the Sequel Nightclub) between the parties executed May 25, 2004. The Settlement Agreement was entered into by the Company to avoid litigation due to the discontinuation of operations. The Settlement agreement provides to 1614718 Ontario inc. to pay 1485684 Ontario Limited the sum of $414,000 CDN.

In February 2005, the Company entered into a financing agreement whereby a lender may provide financing subject to potential milestones imposed on the Company by the lender being met. The Company received $100,000 in February 2005 and issued a convertible promissory note to the lender. The note is convertible at the option of the holder into common shares of the Company at the conversion price of $0.016 per share. The note is payable on February 16, 2006 and bears interest at 8% per annum.

In February 2005, the Company signed a letter of intent in respect of an offer to purchase up to 80% of the equity in a private Georgia based company for $1,360,000, subject to due diligence procedures being carried out and execution of a final agreement. The Letter of Intent was not consummated until the payment of a $30,000 deposit which took place in June 2005.

In April 2005, the Company, entered into an Amended and Restated Plan of Acquisition Agreement for the acquisition of 60% of Promostatting.com LLC located in Miami, Florida (‘Promo Staffing”). Although the Company contractually closed the transaction to acquire Promo Staffing, the Company anticipates that the transaction may have to be voided due to unforeseen delays that have caused disputes between the Company and Promo Staffing, specifically the Company’s providing of financing post-closing to Promo Staffing, pursuant to the Agreement underlying the transaction. In addition, pursuant to the Agreement, the Company is responsible for providing audited financial statements of Promo Staffing within 75 days of the filing of the Form 8-K disclosing the acquisition. There have been delays in completion of the required audit as a result of delays caused by the accountants assigned to complete the Promo Staffing financial statements. Nonetheless, the Company is still working towards the filing of audited financial statements of Promo Staffing so that the transaction can be finalized in accordance with the rules of the Securities and Exchange Commission. The Company anticipates resolving any impending problems or disputes with Promo Staffing in order to overcome the issues that may result in a voiding of the transaction.

In May 2005, the Company entered into a share purchase agreement with Global Bancorp Inc. as per the terms of the Definitive Joint Venture Agreement between the Company and Global Bancorp Inc. dated December 28, 2004. Under the terms of the share purchase agreement the Company acquired 800 shares in the capital stock of VOXBOX Telecom Inc. from Global Bancorp Inc. Consideration for the purchase of the shares is $40,000 USD previously advanced to Global Bancorp Inc.  In addition, in satisfaction of the terms of the Definitive Joint Venture Agreement between the Company and Global Bancorp dated December 28, 2004 the Company issued a Promissory Note, in February 2005, to VOXBOX Telecom, Inc. in the face value of $420,000 for the issuance of 8400 shares of VOXBOX Telecom, Inc.

In June 2005, the Company entered into a Stock Purchase Agreement between the Company and Global Bancorp, Inc., the Company sold to Global Bancorp, Inc. its entire holding of 9200 shares of VOXBOX Telecom, Inc. and a Promissory Note of a face value of $420,000 owing to VOXBOX Telecom Inc. for 5,000,000 common shares of Global Bancorp, Inc. which were valued at $50,000, and rights to purchase up to 50% of the issued and outstanding common shares of Global Bancorp, Inc. up to June 16, 2008.

In September 2005, the Company entered into a definitive Agreement and Plan of Acquisition with Macro Communications Inc. (“Macro”) to acquire 80% of Macro (the “Shares”) for the purchase consideration of $2,000,000. An initial purchase consideration of $70,000 is to be paid by the Company to Macro prior to the signing of the Agreement with a subsequent issuance of a Promissory Note for $1,930,000. The Promissory Note shall be paid in monthly instalments, with shares of Macro as security.

Item 6. Exhibits

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

JUPITER Global Holdings, Corp.

Dated: September 20, 2005

By: /s/ Ray Hawkins
Ray Hawkins, President and Chief Executive Officer

By: /s/ Edwin Kwong
Edwin Kwong, Principal Accounting Officer and Chief Financial Officer