Form 10QSB
period 2005-06-30
Jupiter Global Holdings Corp
filed 2005-10-03
CIK 1088199

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(2) has been subject to such filing requirements for the past 90 days.

Yes ( X ) No ( )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of June 30, 2005
$0.0001 par value Common Stock	856,372,406

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly LIVESTAR Entertainment Group Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

JUPITER GLOBAL HOLDINGS CORP.
(Formerly LIVESTAR Entertainment Group Inc.)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2005	2004

ASSETS
Current
Cash	$31,753	$8,240
Goods and Services Tax recoverable	11,470	3,757
Prepaid expense, advances and other	17,285	8,496

	60,508	20,493

Investments (Note 5)	638,000	-
Capital Assets	2,694	5,972

	$701,202	$26,465

LIABILITIES
Current
Accounts payable and accrued liabilities	$2,108,153	$2,306,523
Loans and advances payable (Note 4)	693,532	738,581

	2,801,685	3,045,104

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
10,000,000,000 common shares, par value $0.0001 per share
200,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
856,372,406 common shares at June 30, 2005 and 27,569,925 at December 31, 2004	85,638	2,757
80,060,000 series B preferred shares and 1 Series A preferred share at June 30, 2005, and December 31, 2004	8,006	8,006

Additional paid-in capital	9,180,232	5,818,445

Deficit	(11,374,359)	(8,847,847)
	(2,100,483)	(3,018,639)

	$701,202	$26,465

The accompanying notes are an integral part of these consolidated financial statements.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly LIVESTAR Entertainment Group Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004

Revenue	$10,023	$113,219	$10,078	$171,319

Expenses
Administrative services	10,147	5,616	18,549	6,672
Amortization	420	851	3,278	1,440
Business development	-	422,503	-	422,503
Consulting	151,677	248,108	355,917	352,548
Equipment leases	-	2,065	-	11,466
Foreign exchange gain	(8,925)	-	(13,509)	-
Investor relations	177	11,693	9,525	11,693
Marketing	-	11,339	1,550	18,639
Media design	-	993	-	2,164
Night club operating costs	-	120,714	-	120,714
Office, rent and sundry	38,098	41,802	150,564	70,610
Professional fees	27,604	79,440	85,434	116,517
Software development	-	-	-	-
Travel	3,539	22,335	20,534	45,929
Wages and benefits	1,707,641	117,146	1,904,748	235,104

	1,930,378	1,084,605	2,536,590	1,415,999

Loss Before The Following	(1,920,355)	(971,386)	(2,526,512)	(1,244,680)

Loss in Excess of Equity in Subsidiary	16	-	453	-
Minority Interest In Loss Of Subsidiary	(16)	-	(453)	-

Net Loss For The Period	$(1,920,355)	$(971,386)	$(2,526,512)	$(1,244,680)

The accompanying notes are an integral part of these consolidated financial statements.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly LIVESTAR Entertainment Group Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT (Continued)
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004

Net Loss Per Share, Basic and diluted	$(0.01)	$(4,455.90)	$(0.01)	$(6,876.69)

Weighted Average Number Of Common Shares Outstanding	413,321,859	218	276,353,268	181

The accompanying notes are an integral part of these consolidated financial statements.

JUPITER GLOBAL HOLDINGS CORP.
(Formerly LIVESTAR Entertainment Group Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004

Cash Flows From Operating Activities
Loss for the period	$(1,920,355)	$(971,386)	$(2,526,512)	$(1,244,680)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization	420	851	3,278	1,440
Stock based compensation	1,299,000	51,339	1,468,800	96,117
Issue of common stock for expenses	-	182,500	30,905	182,500
Beneficial Conversion feature of convertible notes recorded as interest expense	-	-	81,250	-
Accounts receivable	-	3,760	-	(820)
Goods and Services Tax recoverable	(4,770)	3,904	(7,713)	2,637
Prepaid expense, advances and other	17,277	(70,868)	(389)	(77,807)
Inventory	-	(10,072)	-	(10,072)
Accounts payable and accrued liabilities	335,304	(23,806)	503,557	2,261

	(273,124)	(833,778)	(446,824)	(1,048,424)

Cash Flows From Investing Activities
Investment in Venture Companies	(50,000)	-	(50,000)	-
Purchase of capital assets	-	(12,085)	-	(12,452)
Advances receivable	-	399,198	-	281,219

	(50,000)	387,113	(50,000)	268,767

Cash Flows From Financing Activities
Loans and advances payable	(98,365)	81,828	(41,148)	171,481
Shares issued for cash	454,495	290,923	561,485	558,446
Share subscriptions received	-	-	-	-

	356,130	372,751	520,337	729,927

Increase (Decrease) In Cash	33,006	(73,914)	23,513	(49,730)

(Bank Indebtedness) Cash, Beginning Of Period	(1,253)	39,076	8,240	14,892

Cash (Bank Indebtedness), End Of Period	$31,753	$(34,838)	$31,753	$(34,838)

Supplemental Disclosure of Non Cash Financing and Investing Activities
Debt issued for acquisition of investments	$-	$-	$420,000	$-
Shares issued for debt	-	204,000	118,721	204,000
Shares issued for acquisition of investments	588,000	-	588,000	-
Shares issued for deposit towards acquisition of investments	-	-	840,000	-

Supplemental Disclosure of Cash Flow Information
Interest Paid	$-	$-	$-	$-
Income Taxes Paid	-	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

JUPITER Global Holdings Corp.
(Formerly LIVESTAR Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto.

2.	STOCK OPTIONS AND WARRANTS OUTSTANDING

a) Stock options

As at June 30, 2005, options were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE

356,250	0.0090	November 20, 2014
10,871,625	0.0110	November 29, 2014
7,877,925	0.0290	February 17,2015
91,078,825	0.0011	June 7, 2015

110,184,625

In accordance with the vesting provisions of these agreements, 110,184,625 stock options are exercisable at June 30, 2005.

JUPITER Global Holdings Corp.
(Formerly LIVESTAR Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	STOCK OPTIONS AND WARRANTS OUTSTANDING (cont.)

A summary of the changes in stock options for the period ended June 30, 2005 is presented below:

	NUMBER OF OPTIONS	GRANT DATE WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2002	14	$320,000

Granted	34	14,209
Exercised	(31)	(14,697)
Expired / Cancelled	(10)	(368,000)

Balance, December 31, 2003	7	$126,215

Granted	51,076,534	0.070
Exercised	(12,356,802)	(0.239)
Expired / Cancelled	(1,060,137)	(0.617)

Balance, December 31, 2004	37,659,602	$0.021

Granted	910,000,000	0.002
Exercised	(677,474,975)	0.002
Expired / Cancelled	(160,000,002)	0.004

Balance, June 30, 2005	110,184,625	$0.002

JUPITER Global Holdings Corp.
(Formerly LIVESTAR Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	STOCK OPTIONS AND WARRANTS OUTSTANDING (cont.)

b) Share Purchase Warrants

As at June 30, 2005, share purchase warrants were outstanding for the purchase of common shares as follows:

NUMBER OF SHARES	PRICE PER SHARE	EXPIRY DATE

1	$20,000	May 28, 2006
2	$50,000	July 15, 2005
2	$100,000	July 15, 2005
2	$6,000,000	September 17, 2006

7

The shares above underlie a total of 7 warrants and they expire between July 15, 2005 and September 17, 2006.

A summary of the changes in share purchase warrants for the year ended June 30, 2005 is presented below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2001	24	$1,208,333

Granted	20	488,000
Exercised	(2)	(400,000)
Cancelled	(1)	(120,000)

Balance, December 31, 2002	41	$922,927

Granted	1	20,000

Balance, December 31, 2003	42	$901,429

Cancelled	(20)	(810,000)

Balance, December 31, 2004	22	$984,545

Cancelled	(15)	622,667

Balance, June 30, 2005	7	$1,760,000

JUPITER Global Holdings Corp.
(Formerly LIVESTAR Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	STOCK BASED COMPENSATION

During the period ended June 30, 2005, the Company granted stock options to officers and employees to acquire up to 910,000,000 shares of common stock at a weighted average exercise prices of $0.002 per share, expiring up to June 2015. All of these options vest immediately.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.60%, expected volatility ranging from 50% to 166%, an expected option life of 8 weeks, and no expected dividends. Had the Company determined compensation cost based on the fair value at the date of grant for its employees stock options, the net loss would have increased by $326,252 for the period ended June 30, 2005. During the period ended June 30, 2005, the Company recognized stock based compensation for the intrinsic value of employee awards in the amount of $1,497,545.

	2005	2004

Net loss, as reported	$(2,526,512)	$(1,244,680)

Add: Stock based compensation expense included in net loss, as reported	1,497,545	96,117

Deduct: Stock based compensation expense determined under fair value method	(1,823,797)	(248,461)

Net loss, pro-forma	$(2,852,764)	$(1,397,024)

Net loss per share (basic and diluted), as reported	$(0.01)	$(6,876.69)

Net loss per share (basic and diluted), pro-forma	$(0.01)	$(7,718.36)

JUPITER Global Holdings Corp.
(Formerly LIVESTAR Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

4.	LOANS AND ADVANCES PAYABLE

All loans and advances payable are past due or are repayable within one year and are unsecured. As at the period ended JUNE 30, 2005, loans and advances consisted of:

	2005	2004

Convertible Loans & Advances
- past due	$451,904	$285,788
- due within one year	158,892	226,576

Non Convertible Loans & Advances	82,736	226,217

Total Loans & Advances Payable	$693,532	$738,581

The past due convertible loans and advances were issued in the years ended December 31, 2004, 2002 and 2001. They are now past due. The holders have not demanded payment. The amounts are non-interest bearing and are convertible at the option of the holder.

a)	Of the Loans and Advances that are not convertible into Common Stock, additional details have been listed below:

	2005	2004
	AMOUNT	AMOUNT

Bears no interest	$466	$81,385
Bears no interest, with Loan fee of $10,500	60,500	65,500
Bears an interest rate of 10% and with loan fees of $6,000	-	62,000
Accrued Loan Fees on Convertible Debt	12,100	13,100
Accrued Interest to be paid on Convertible Debt	9,670	4,232

Total Loan & Advances Payable - non convertible	$82,736	$226,217

JUPITER Global Holdings Corp.
(Formerly LIVESTAR Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

4.	LOANS AND ADVANCES PAYABLE (cont.)

b)	All of the Loans and Advances convertible into Common Stock are convertible only at the option of the holder. Additional details are listed below:

	2005	2004
	AMOUNT	AMOUNT

Convertible at a rate to be agreed between the Company and the holder within 48 hrs of holder’s request for conversion, bears interest rate of 5%	$102,000	$102,000
Convertible at a rate to be agreed between the Company and the holder within 48 hrs of request for conversion, bears no interest rate	118,392	114,500
Convertible at a rate to be mutually agreed between the Company and the holder, bears no interest rate	10,076	10,076
Convertible at $0.02 per share, bears no interest	1,819	1,855
Convertible at $0.12 per share, bears no interest	12,241	12,479
Convertible after June 30, 2006 at $0.02 per share, bears no interest	156,658	160,796
Convertible after June 30, 2006 at $0.05 per share, bears no interest	109,611	110,658
Convertible at Feb 16, 2005 at $0.016 per share, bears 8% interest	100,000	-

Convertible loans and advances	$610,797	$512,364

b) $338,192 of the convertible loans and advances are due to related parties.

The fair value of the convertible notes and advances at JUNE 30, 2005, and December 31, 2004 is not determinable due to uncertainties relating to the timing and nature of eventual settlement.

JUPITER Global Holdings Corp.
(Formerly LIVESTAR Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

4.	LOANS AND ADVANCES PAYABLE (cont.)

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

5. CONTINGENCIES

During the course of its development efforts, the Company has been exposed to a number of lawsuits arising from unpaid wages, and claims of unpaid services from vendors. The Company has not made any additional loss contingencies other that those liabilities already recorded in its financial statements. .

6. INVESTMENTS

a) In January 2005, the Company entered into an Agreement and Plan of Acquisition to acquire 60% of the issued and outstanding shares of Promo Staffing.com LLC. (“Promo Staffing”) of Miami, Florida. In April 2005, the Company entered into an Amended and Restated Agreement and Plan of Acquisition to acquire 60% of the issued and outstanding shares of “Promo Staffing”. The Company entered into the acquisition to add to its holdings under its diversification plan, which it began implemented in 4th quarter of 2004.

Consideration for the acquisition will consist of $588,000 in the form of the issuance of 64,615,352 shares of the Company’s common stock to the sole shareholder of Promo Staffing. The basis for determining this value is a valuation conducted by the Company of their past and present operations, future planned operations and business plan.

JUPITER Global Holdings Corp.
(Formerly LIVESTAR Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

6. INVESTMENTS (CONT.)

Subsequent to April 2005, the Company has experienced unforeseen delays to the finalization of the Promo Staffing transaction, such as the completion of audited financials of Promo Staffing. Although the Company contractually closed the transaction to acquire Promo Staffing, the Company anticipates that the transaction may have to be voided due to these unforeseen delays. As a result, there have been disputes between the Company and Promo Staffing, specifically the Company’s providing of financing post-closing to Promo Staffing, pursuant to the Agreement underlying the transaction. In addition, pursuant to the Agreement, the Company is responsible for providing audited financial statements of Promo Staffing within 75 days of the filing of the Form 8-K disclosing the acquisition. The delays in the completion of the required audit and proforma financials were a result of unforeseen delays to complete the Promo Staffing financial statements. Nonetheless, the Company is still working towards the filing of audited financial statements of Promo Staffing so that the transaction can be finalized in accordance with the rules of the Securities and Exchange Commission. The Company anticipates resolving any impending problems or disputes with Promo Staffing in order to overcome the issues that may result in a voiding of the transaction.

b) Pursuant to the Joint Venture agreement dated December 28, 2004 between the Company and an unrelated company Global Bancorp Inc (“Global”), the Company is committed to acquire 800 shares of VOXBOX Telecom Inc. (“VOXBOX”), a Nevada incorporated company for cash consideration of $40,000. In addition, the Company agreed to purchase an additional 8,400 shares of VOXBOX for $420,000 cash over a twelve month period beginning upon the establishment of VOXBOX. Pursuant to this agreement, in February 2005, the Company issued a $420,000 Promissory Note to VOXBOX Telecom for the delivery of 8,400 shares. In May 2005, the Company completed the purchase of 800 shares of VOXBOX as agreed.

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

JUPITER Global Holdings Corp.
(Formerly LIVESTAR Entertainment Group Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

7.       RELATED PARTY TRANSACTIONS

a) Included in accounts payable at June 30, 2005 is $545,103 (December 31, 2004 - $523,203) owing to directors or companies controlled by directors.

b) Included in loans and advances payable at June 30, 2005 is $338,192 (December 31, 2004 - $351,289) owing to directors or companies controlled by directors.

c) During the period ended June 30, 2005, the Company incurred $82,500 (June 30, 2004 - $30,000) in consulting and business development expenses with directors.

d) During the period ended June 30, 2005, the Company incurred $25,092 (June 30, 2004 - $Nil) in administration, office, and equipment rental expenses with a company controlled by a director.

8.	SUBSEQUENT EVENTS

a) Subsequent to June 30, 2005, the Company granted stock options to employees to acquire up to 1,282,000,000 shares of common stock at various exercise prices between $0.0003 and $0.0006 per share. Of all the stock options granted 1,152,688,200 have been exercised providing proceeds to the Company of $281,026.

b) Subsequent to June 30, 2005, the Company has completed the payment by cash of the CDN$414,000 settlement of the business lease agreement for the Sequel Lounge Nightclub in Toronto, Canada.

c) On September 13, 2005, the Company entered into a definitive Agreement and Plan of Acquisition with Macro Communications Inc. (“Macro”) to acquire 80% of Macro (the “Shares”) for the purchase consideration of $2,000,000. An initial purchase consideration of $70,000 is to be paid by the Company to Macro prior to the signing of the Agreement with a subsequent issuance of a Promissory Note for $1,930,000. The Promissory Note shall be paid in monthly installments, with shares of Macro as security. As of September 22, 2005, the above-referenced Agreement and Plan of Acquisition was closed and the transaction described in the Agreement is now deemed to be consummated, binding and enforceable in accordance with the terms of the Agreement and Plan of Acquisition.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2005

For the three-month period ended June 30, 2005, the Company earned revenues of $10,023. The revenues were related to interest earned from bank balances and sale of an investment.

During the three month period ended June 30, 2005, the Company incurred operational expenses of $1,930,378. These operating expenses included: consulting fees of $151,677, $1,707,641 in wages and benefits, and professional fees of $27,604 for the three month period ending June 30, 2005. The company continues to incur significant consulting costs, which includes business development, in its effort to develop, refine and implement its business strategy.

During the three month period ended June 30, 2005, the Company incurred a net loss from operations of $1,920,355.

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2005, COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2004.

For the three month period ended June 30, 2005, the Company earned revenues of $10,023, as compared to revenues of $113,219 for the same period ended June 30, 2004. The revenues in 2005 are realized from our investment efforts, as compared to our 2004 revenues were realized on our Venues business that began in 2004.

For the three month period ended June 30, 2005, the Company incurred operational expenses of $1,930,378 as compared to $1,084,605 during the same period in 2004. These operating expenses included: consulting fees and business development expenses $151,677 and $ 670,611; wages & benefits of $1,707,641 and $117,146, and professional fees of $27,604 and $79,440 for the three month period ended June 30, 2005 and 2004, respectively. The variation in expenses from June 30, 2005 as compared to the same period in 2004 is due to the increased level of operational, development activities, as well as compliance activity in the Company.

The Company incurred a net loss from operations of $1,920,355 for the fiscal quarter ended June 30, 2005, as compared to $971,386 for the same period in 2004.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies have been outlined in our 10KSB filing for the year ending December 31, 2004, and are thus incorporated by reference. We have had no significant changes to our accounting policies or assumptions in the 6 month period ending June 30, 2005.

Liquidity and Financial Condition As Of June 30, 2005

We had cash-on hand totaling $31,753 as of June 30, 2005.

CURRENT AND PENDING ACQUISITIONS AND INVESTMENTS

PROMOSTAFFING

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

In April 2005, the Company, entered into an Amended and Restated Plan of Acquisition Agreement for the acquisition of 60% of Promostatting.com LLC located in Miami, Florida (‘Promo Staffing”). Although the Company contractually closed the transaction to acquire Promo Staffing, the Company anticipates that the transaction may have to be voided due to unforeseen delays that have caused disputes between the Company and Promo Staffing, specifically the Company’s providing of financing post-closing to Promo Staffing, pursuant to the Agreement underlying the transaction. In addition, pursuant to the Agreement, the Company is responsible for providing audited financial statements of Promo Staffing within 75 days of the filing of the Form 8-K disclosing the acquisition. The delays in the completion of the required audit and proforma were a result of unforeseen delays to complete the Promo Staffing financial statements. Nonetheless, the Company is still working towards the filing of audited financial statements of Promo Staffing so that the transaction can be finalized in accordance with the rules of the Securities and Exchange Commission. The Company anticipates resolving any impending problems or disputes with Promo Staffing in order to overcome the issues that may result in a voiding of the transaction.

VOXBOX

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

MACRO COMMUNICATIONS

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

In September 2005, the Company entered into a definitive Agreement and Plan of Acquisition (the “Agreement”), with Macro Communications Inc. (“Macro”), a Georgia corporation, and Mr. Warren Jackson and Mr. Bill Jackson, the two shareholders of Macro (“Shareholders”), as previously reported by the Registrant in the 8K/A Current Report filed with the Commission by the Registrant on September 16, 2005. In its Current Report filed with the Commission on September 16, 2005, the Registrant reported that the closing date was scheduled for September 22, 2005. As of September 22, 2005, the above-referenced Agreement and Plan of Acquisition was closed and the transaction described in the Agreement is now deemed to be consummated, binding and enforceable in accordance with the terms of the Agreement and Plan of Acquisition.

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

CAPITAL REQUIREMENTS

We believe that the Promo Staffing acquisition will require approximately a minimum of $600,000 for the acquisition, plus approximately $100,000 in legal, accounting and administrative expenses. In addition, our the VOXBOX venture development will require a minimum of another $500,000 plus approximately $100,000 in legal, accounting and administrative expenses. This is a minimum total of approximately $1,300,000 that will be required in the next quarter. In the following two quarters, we plan to execute one or two additional acquisitions or venture developments. We believe that the cost of a second and third acquisition or development project will be approximately a minimum of $1,000,000 each and that approximately another $100,000 minimum each will be required for the same purposes as listed above for the first acquisition or development and for working capital and general corporate purposes. The Company believes it will require approximately $1,000,000 to continue productive development of its live events business unit, including the cost of live event acquisitions or development and their subsequent integration throughout the year of 2005. Thus, we anticipate needing a minimum of $4,500,000 of investment capital during the balance of the fiscal year.

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

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Item 6. Exhibits.

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

Dated: October 3, 2005

By: /s/ Ray Hawkins
Ray Hawkins, President and Chief Executive Officer

By: /s/ Edwin Kwong
Edwin Kwong, Principal Accounting Officer and Chief Financial Officer